Form 10-Q
period 2013-06-30
Sunstock, Inc.
filed 2013-08-13
CIK 1559157

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2013

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54830

                          SUNSTOCK, INC.
           (Exact Name of Registrant as Specified in its Charter)


                     SANDGATE ACQUISITION CORPORATION
           (Former Name of Registrant as Specified in its Charter)

            Delaware                             46-1856372
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                           111 Vista Creek Circle
                       Sacramento, California 95835
          (Address of principal executive offices)  (zip code)

                              916-860-9622
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                            July 31, 2013

Common Stock, par value $0.0001               1,500,000

Documents incorporated by reference:            None

______________________________________________________________________

                      FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2013 (unaudited) and
December 31, 2012                                               1

Statements of Operations for the Three Months Ended
June 30, 2013 and for the Six Months Ended June 30,
2013 and the Period from July 23, 2012 (Inception) to
June 30, 2013 (unaudited)                                       2

Statements of Cash Flows for the Six Months Ended
June 30, 2013 and the Period from July 23, 2012
(Inception) to June 30, 2013 (unaudited)                        3

Notes to Financial Statements (unaudited)                       4-7

______________________________________________________________________

                       SANDGATE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS


  ASSETS
                                                   June 30,        December 31,
						      2013             2012
                                                   ------------      ----------
                                                   (unaudited)
  Current asset
    Cash                                         $      2,000       $    2,000
                                                  ------------      -----------
            Total asset                          $      2,000       $    2,000
                                                  ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                             $          -       $      350
                                                  ------------      -----------

            Total liabilities                               -              350
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding                                     2,000            2,000

  Additional paid-in capital                            2,157            1,007

  Accumulated deficit                                  (2,157)          (1,357)
                                                  ------------      -----------
         Total stockholders' equity                     2,000            1,650
                                                  ------------      -----------
        Total liabilities and stockholders'
        equity                                   $      2,000       $    2,000
                                                  ============      ===========


   The accompanying notes are an integral part of these financial statements

______________________________________________________________________



                       SANDGATE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                               For the
                            For the           For the          period from
                            three months      six months       July 23, 2012
                            ended June 30,    ended June 30,   (Inception) to
                            2013              2013             June 30, 2013
                           --------------     -------------    --------------
Revenue                    $           -      $         -       $         -

                           --------------     -------------    --------------

Operating expenses                     -               800             2,157
                           --------------     -------------    --------------

Loss before income tax                 -              (800)     $    (2,157)
Income tax                             -                -                 -
                           --------------     -------------    --------------

Net loss                   $           -              (800)     $    (2,157)
                           ==============     =============    ==============

Loss per share -
   basic and diluted       $       (0.00)     $      (0.00)
                           ==============     =============

Weighted average shares-
   basic and diluted           20,000,000        20,000,000
                           --------------     -------------

The accompanying notes are an integral part of these financial statements

______________________________________________________________________
                     SANDGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                             For the
                                                             period from
                                            For six          July 23, 2012
                                          months ended       (Inception) to
                                          June 30, 2013      June 30, 2013
                                          -------------      --------------
OPERATING ACTIVITIES

 Net loss                                  $      (800)      $    (2,157)
 Changes in Operating assets and
         liabilities

   Accrued liablities                             (350)                -
                                          -------------     --------------

   Net cash used in operating activities        (1,150)           (2,157)
                                          -------------     --------------

FINANCING ACTIVITIES

 Proceeds from issuance of common stock              -             2,000

 Proceeds from stockholders' additional
       paid-in capital                           1,150             2,157
                                          -------------     --------------
   Net cash provided by financing
       activities                                1,150             4,157
                                          -------------     --------------
 Net increase in cash                                -             2,000

 Cash, beginning of period                       2,000                 -
                                          -------------     --------------
 Cash, end of period                      $      2,000       $     2,000
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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2013.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,157 as of June 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

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

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2013, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

As of June 30, 2013, the stockholders made a capital contribution in the amount of totally $2,157 to pay the auditing and operating expenses incurred by the Company.

NOTE 5 SUBSEQUENT EVENT

On July 18, 2013, the Company has changed its name from Sandgate Acquisition Corporation to Sunstock, Inc. and filed a Form 8-K with the Securities and Exchange Commission noticing such name change.

On July 18, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On July 18, 2013, Jason Chang and Dr. Ramnik S. Clair were named as the directors of the Company.

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

         With the redemption of 19,500,000 shares of stock and the issuance of the 1,000,000 shares of stock, on July 19, 2013 the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. A Form 8-K was filed on July 22, 2013 noticing the change in control and the resignation of the then officers and directors and election of new directors and officers.

        New management intends to develop the Company for the acquisition and operation of hotels and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. As of the date of this report, no acquisitions have been entered into or effected. When any such business combination is effected, the Company will file a Form 8-K but until such time the Company remains a shell company seeking an acquisition business combination.

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

     As of June 30, 2013, Sandgate has not generated revenues and has no income or cash flows from operations since inception. The continuation of Sandgate as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Sandgate.

       Tiber Creek Corporation, a corporate solely owned by the former president of the Company, a former majority shareholder of the Company and a current owner of 250,000 shares of the COmpany, paid, without expectation of repayment at any time, all expenses incurred by Sandgate until the change in control. Subsequent to the change in control, new management will pay all the expenses of the Company without expectation of repayment by the Company.

     The Company has sustained operating losses since inception. It has an accumulated deficit of $2,157 as of June 30, 2013. The Company's auditors have issued a note regarding the continuation of the Company as a going concern. Continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.


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

      Since the change in control the controls and procedures have not been changed, and based upon that evaluation, the Company's new principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

      With the change in control, there was a change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report. The Company does not believe that the change in management resulting from teh change in control has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting as the new chief executive officer who is also the new chief financial officer is experienced and knowledgeable in the parameters of the internal controls required for accurate and timely financial reporting and filing.



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

      On July 18, 2013, the Company redeemed 9,750,000 at par from each of the above named shareholders aggregating a total redemption of 19,500,000 shares for an aggregate redemption price of $1,950.

      On July 19, 2013, the Company issued 1,000,000 shares of its common stock to Jason C. Chang pursuant to Section 4(2) of the Securities Act of 1933.

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

                            SUNSTOCK, INC.

                            By:   /s/ James Cassidy,
                                  President, Chief Financial Officer
				   for the period covered by this Report

Dated:   August 13, 2013