Form 10-Q
period 2013-09-30
Sunstock, Inc.
filed 2013-11-14
CIK 1559157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 000-54830

SUNSTOCK, INC.
(Exact Name of Registrant as Specified in its Charter)

SANDGATE ACQUISITION CORPORATION
(Former Name of Registrant as Specified in its Charter)

Delaware	46-1856372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Vista Creek Circle
Sacramento, California 95835
(Address of principal executive offices) (zip code)

916-860-9622
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, par value $0.0001	1,974,000

Documents incorporated by reference:            None

ITEM 1.  FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

Condensed Statements of Operations for the Three Months Ended September 30, 2013 and for the Nine Months Ended September 30, 2013 and the Period from July 23, 2012 (Inception) to September 30, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and the Period from July 23, 2012(Inception) to September 30, 2013 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7-10

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$42,551	$2,000

Total Current Assets	42,551	2,000
Total assets	$42,551	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$350
Loan from Shareholder	90,004
Total Current Liabilities	90,004	350

Total liabilities	90,004	350

Stockholders' equity (deficit)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,974,000 shares issued and outstanding	197	2,000
Subscriptions Receivable	(21,000)
Additional paid - in capital	65,610	1,007
Accumulated deficit	(92,260)	(1,357)

Total stockholders' equity (deficit)	(47,453)	1,650
Total liabilities and stockholders' equity	$42,551	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2013	For the period from July 23, 2012 (Inception) to September 30, 2012	For the nine months ended September 30, 2013	For the period from July 23, 2012 (Inception) to September 30, 2012	For the period from July 23, 2012 (Inception) to September 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses	90,103	1,007	90,903	1,007	92,260

Operating Loss	(90,103)	(1,007)	(90,903)	(1,007)	(92,260)

Loss before income tax	(90,103)	(1,007)	(90,903)	(1,007)	(92,260)
Income tax	-	-	-	-	-

Net loss	$(90,103)	$(1,007)	$(90,903)	$(1,007)	$(92,260)

Loss per share - basic and diluted	$(0.05)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	1,817,272	20,000,000	15,092,267	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For nine months ended September 30, 2013
OPERATING ACTIVITIES
Net loss	$(90,903)	$(92,260)
Adjustments to Reconcile Net Income to Net Cash
Changes in Operating Assets and Liabilities
Accrued liabilities	(350)	-
Net cash used in operating activities	(91,253)	(92,260)

FINANCING ACTIVITIES
Due from related parties	90,004	90,004
Subscriptions Receiveable	(21,000)	(21,000)
Proceeds from common stock	(1,803)	197
Proceeds from paid in capital	64,603	65,610
Net cash provided by financing activities	131,804	134,811

Net increase in cash	40,551	42,551

Cash, beginning of period	2,000	-

Cash, end of period	$42,551	$42,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Sunstock, Inc. (formerly known as Sandgate Acquisition Corporation) ("Sunstock" or "the Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Sunstock has been in the developmental stage since inception and its operations to date have been limited to issuing shares of its common stock. Sunstock may attempt to locate and negotiate with a business entity for the combination of that target company with Sunstock. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Sunstock will be successful in locating or negotiating with any target company. Sunstock has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On July 18, 2013, the Company has changed its name from Sandgate Acquisition Corporation to Sunstock, Inc. and filed a Form 8-K with the Securities and Exchange Commission noticing such name change.

On July 18, 2013, Jason Chang and Dr. Ramnik S. Clair were named as the directors of the Company.

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company intends to begin operating in the fourth quarter of 2013.  Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store.  The lease requires monthly payments of $2,613 for thirty six months beginning February 2014.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements to be read in conjunction with the 10-K. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2013.

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $92,260 as of September 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

NOTE 4 - RELATED PARTY BALANCES

During the three months ended September 30, 2013, a director, who is also a majority shareholder of the company, incurred operating expenses of $90,104 on behalf of the company. This balance was reduced by $100 due from the director for the purchase of the Company’s common stock on July 19, 2013.   The net amount of $90,004 is reflected as amount due to related party on the accompanying unaudited financial statements as of September 30, 2013, and is due March 31, 2014.  The director intends to convert this amount to common stock prior to December 31, 2013.

NOTE 5 – SUBSCRIPTIONS RECEIVABLE

As of September 30, 2013, this director owed $21,000 to the Company related to the issuance of common stock to third parties.  This amount is reflected as subscriptions receivable on the equity portion of the balance sheet on the accompanying unaudited financial statements as of September 30, 2013.   The director intends to transfer these funds to the company in November 2013.

NOTE 6 - STOCKHOLDER'S EQUITY / (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2013, 1,974,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

As of September 30, 2013, the stockholders made a capital contribution in the amount of totally $2,157 to pay the auditing and operating expenses incurred by the Company.

On July 18, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

On July 18, 2013, the Company issued 1,000,000 shares of common stock to a director and officer of the Company for an aggregate price of $100.00.

During the quarter ended September 30, 2013, the Company issued 474,000 common shares to third parties at prices from $.01 to $1.00 for an aggregated amount of $63,500.

NOTE 7 - SUBSEQUENT EVENTS

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company intends to begin operating in the fourth quarter of 2013.  Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store.  The lease requires monthly payments of $2,613 for thirty six months beginning February 2014.

The Company plans to open an additional retail store in the first quarter of 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sandgate Acquisition Corporation ("Sunstock") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Since inception Sunstock has been in the developmental stage and its operations to date have been limited to issuing shares of common stock and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

Sunstock has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

New management intends to develop the Company for the acquisition and operation of hotels, retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area.  In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California.   On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company intends to begin operating in the fourth quarter of 2013.  Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store.  The lease requires monthly payments of $2,613 for thirty six months beginning February 2014.  Management plans to open an additional retail store in the first quarter of 2014.

As of the date of this report, no business combinations have been entered into or effected. When any such business combination is effected, if any, the Company will file a Form 8-K.

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

In analyzing prospective business opportunities, Sunstock may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Sunstock to search for and enter into potential business opportunities.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

Sunstock has, and will continue to have, limited capital with which to provide the owners of business entities with any cash or other assets.

As of September 30, 2013, Sunstock has not generated revenues and has no income or cash flows from operations since inception. The continuation of Sunstock as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing, and its ability to generate sufficient cash flows from its newly planned retail stores to continue operations.

Tiber Creek Corporation, a corporation solely owned by the former president of the Company, a former majority shareholder of the Company and a current owner of 250,000 shares of the Company, paid, without expectation of repayment at any time, all expenses incurred by Sunstock until the change in control.

The Company paid $85,000 to Tiber Creek Corporation for consulting fees which are reflected in operating expenses for the three months ended September 30, 2013.

The Company has sustained operating losses since inception. It has an accumulated deficit of $92,260 as of September 30, 2013. The Company's auditors have issued a note regarding the continuation of the Company as a going concern. Continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information not required to be filed by Smaller reporting companies.

ITEM 4.   CONTROLS AND PROCEDURES

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

Changes in Internal Controls

With the change in control, there was a change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report. The Company does not believe that the change in management resulting from the change in control has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting as the new chief executive officer who is also the new chief financial officer is experienced and knowledgeable in the parameters of the internal controls required for accurate and timely financial reporting and filing.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Sunstock has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as follows:

On July 31, 2012, Sunstock issued the following shares of its common stock:

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

On July 19, 2013, the Company issued 1,000,000 shares of its common stock to Jason C. Chang pursuant to Section 4(2) of the Securities Act of 1933.

During the three months ended September 30, 2013, the Company issued 474,000 shares of its common stock to third parties for an aggregate price of $63,500.

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

ITEM 6. EXHIBITS

(a) Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: November 12, 2013	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer for the period covered by this Report