Form 10-Q/A
period 2013-09-30
Sunstock, Inc.
filed 2013-12-23
CIK 1559157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Sunstock, Inc. (the “Company”) for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2013 (the “Original Filing”), is filed for the purpose of minor editing and correcting the header information in the Statement of Cash Flows.

ITEM 1.  FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

Condensed Statements of Operations for the Three Months Ended September 30, 2013 and for the Nine Months Ended September 30, 2013 and the Period from July 23, 2012 (Inception) to September 30, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and the Period from July 23, 2012(Inception) to September 30, 2013 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7-10

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$42,551	$2,000

Total Current Assets	42,551	2,000
Total assets	$42,551	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$350
Loan from Shareholder	90,004
Total Current Liabilities	90,004	350

Total liabilities	90,004	350

Stockholders' equity (deficit)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,974,000 shares issued and outstanding	197	2,000
Subscriptions Receivable	(21,000)
Additional paid - in capital	65,610	1,007
Accumulated deficit	(92,260)	(1,357)

Total stockholders' equity (deficit)	(47,453)	1,650
Total liabilities and stockholders' (deficit) equity	$42,551	$2,000

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

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For nine months ended September 30, 2013	For the period from July 23, 2012 (Inception) to September 30, 2013
OPERATING ACTIVITIES
Net loss	$(90,903)	$(92,260)
Changes in Operating Assets and Liabilities
Accrued liabilities	(350)	-
Net cash used in operating activities	(91,253)	(92,260)

FINANCING ACTIVITIES
Due from related parties	90,004	90,004
Subscriptions receivable	(21,000)	(21,000)
Proceeds from common stock	(1,803)	197
Proceeds from paid in capital	64,603	65,610
Net cash provided by financing activities	131,804	134,811

Net increase in cash	40,551	42,551

Cash, beginning of period	2,000	-

Cash, end of period	$42,551	$42,551

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

SUNSTOCK, INC.

Dated: December 20, 2013	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer for the period covered by this Report