Form 10-K
period 2013-12-31
Sunstock, Inc.
filed 2014-06-24
CIK 1559157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________ to ____________

Commission file number 000-54830

SUNSTOCK, INC.
(Exact name of registrant as specified in its charter)

SANDGATE ACQUISITION CORPORATION.
(Former Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1856372 (I.R.S. Employer Identification No.)

111 Vista Creek Circle
Sacramento, California 95835
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:  916-860-9622

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:   $-0- as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 15, 2014
Common Stock, par value $0.0001	9,216,012

Documents incorporated by reference:     None

PART I

Item 1. Business

Sunstock, Inc., formerly known as Sandgate Acquisition Corporation ("Sunstock" or the "Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Sunstock has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its founding shareholders and outside investors, filing a registration statement, and opening  its first discount retail stores in February 2014 and May 2014. Sunstock was originally formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

The Company has no employees and two officers and directors.

The former president of Sunstock is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. To become a public company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, or alternatively that a company first effect a business combination with Sunstock and then subsequently file a registration statement. A company may choose to effect a business combination with Sunstock before filing a registration statement as such method may be an effective way to obtain exposure to the brokerage community.

Tiber Creek will typically enter into an agreement with the target company for assisting it to become a public reporting company and for the preparation and filing of a registration statement and the introduction to brokers and market makers. The target company pays Tiber Creek Corporation for such services. Such services include, if appropriate, the use of Sunstock. Sunstock will only be used as part of such process and is not offered for sale. If the target company chooses to enter into business combination with Sunstock, the registration statement will be prepared after such business combination. The terms of a business combination may provide for redemption of all or part of their stock in Sunstock, usually at par.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2013, Sunstock had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, Sunstock had sustained a net loss of $157,319 and had accumulated a deficit of $158,676.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has limited operations and the continuation of Sunstock as a going concern is dependent upon the profitability of its current and planned discount retail stores, financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Sunstock.

There is no assurance that Sunstock will ever be profitable.

Item 2. Properties

The Company entered into a retail shop lease agreement dated October 31, 2013 requiring monthly payments of $3,733 for thirty-six months beginning February 2014.  The store space consists of approximately 2,239 square feet and is located at 4215 Norwood Avenue, Suite 01B, Sacramento, California, 85838.

The Company entered into a retail shop lease in April 8, 2014 for sixty-seven months beginning May 2014 for approximately 4,756 square feet.  The monthly base rent for this location is currently $4,756, with seven months of free rent throughout the first eleven months.  The base rent will gradually increase until the term expires in 2019.  The property is located at 2265 Watt Avenue, Sacramento, California, 95825.

The Company has no other properties and at this time has no agreements to acquire any properties.

Item 3. Legal Proceedings

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company.   The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on its balance sheet as of December 31, 2013.

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

Since inception, the Company has sold securities which were not registered as follows:

			NUMBER OF
DATE	NAME	SHARES	CONSIDERATION

July 30, 2012	Tiber Creek Corporation (1)	10,000,000	$1,000

July 30, 2012	MB Americus LLC (2)	10,000,000	$1,000

July 19, 2013	Jason C. Chang	1,000,000	$100

October 21, 2013	Dr. Ramnik S Clair	240,000	$60,000

July 19, 2013 - December 31, 2013	Other parties	1,104,000	$64,130

(1) James M. Cassidy, the president and a director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek Corporation.   Mr. Cassidy redeemed 9,750,000 of these shares for $975 on July 18, 2013.

(2) James McKillop is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC.   Mr. McKillop redeemed 9,750,000 of these shares for $975 on July 18, 2013.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sunstock, Inc., formerly Sandgate Acquisition Corporation ("Sunstock") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Since inception Sunstock has been in the developmental stage and its operations to date have been limited to issuing shares of common stock and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.  The Company also has opened its first discount retail store in February 2014.

Sunstock had been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

New management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area.  In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California.   On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014.  Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California.  The lease requires monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

Management opened an additional retail store in Sacramento, California in May of 2014 and entered into a retail shop lease for sixty-seven months beginning May 2014 for approximately 4,756 square feet.  The monthly base rent for this location is currently $4,756, with seven months of free rent throughout the first eleven months.  The base rent will gradually increase until the term expires in 2019.

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

As of December 31, 2013, Sunstock has not generated revenues and has no income or cash flows from operations since inception. The continuation of Sunstock as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing, and its ability to generate sufficient cash flows from its newly planned discount retail stores to continue operations.

Tiber Creek Corporation, a corporation solely owned by the former president of the Company, a former majority shareholder of the Company and a current owner of 250,000 shares of the Company, paid, without expectation of repayment at any time, all expenses incurred by Sunstock until the change in control.

The Company paid $85,000 to Tiber Creek Corporation for consulting fees which are reflected in operating expenses for the year ended December 31, 2013.

The Company has sustained operating losses since inception. It has an accumulated deficit of $158,676 as of December 31, 2013. The Company's auditors have issued a note regarding the continuation of the Company as a going concern. Continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

2013 Year-End Analysis

As of December 31, 2013, Sunstock had not generated revenues and had no income or cash flows from operations since inception. For the year ended December 31, 2013, Sunstock had sustained a net loss of $157,319, and had accumulated a deficit of $158,676.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2013 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Material Weaknesses:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

1. Inadequate number of personnel that could accurately and timely record and report the Company’s financial statements in accordance with GAAP;

We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements.

2. Ineffective controls to ensure that the accounting for transactions are recorded in accordance with GAAP financial statements;

Audit adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

Notwithstanding the existence of these material weaknesses in internal control over financial reporting, we believe that the financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition in conformity with U.S. generally accepted accounting principles (GAAP). Further, we do not believe the material weaknesses identified had an impact on prior financial statements.

Remediation:

As part of our ongoing remedial efforts, we have and will continue to, among other things:

1. Expanded our accounting  policy and controls organization by recently hiring qualified accounting and finance personnel;

2. Increase our efforts to educate both our existing and expanded accounting policy and control organization on the application of the internal control structure;

3. Emphasize with management the importance of our internal control structure;

4. Seek outside consulting services where our existing accounting policy and control organization believes the complexity of the existing exceeds our internal capabilities.

5. Plan to implement improved accounting systems.

We believe that the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures. We intend to perform such procedures and commit such resources as necessary to continue to allow us to overcome or mitigate these material weaknesses such that we can make timely and accurate quarterly and annual financial filings until such time as those material weaknesses are fully addressed and remediated.

Anton & Chia the independent registered public accounting firm for Sunstock, has not issued an attestation report on the effectiveness of Sunstock's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	41	President, Secretary, Director
Dr. Ramnik S. Clair	63	Vice President, Director

Management of Sunstock

Sunstock has no full time employees. Jason C. Chang and Dr. Ramnik S. Clair are the officers and directors of Sunstock and shareholders. Mr. Chang, as president of Sunstock, and Mr. Clair as vice president, have allocated time to the activities of Sunstock without compensation.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above- named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Jason C. Chang, serves as a director, Chief Executive Officer and President of Sunstock.  Mr. Chang began his career in the hospitality industry as a child and continuing as an adult working in the family business operating several hotels throughout California. Mr. Chang has now had over 20 years of hospitality management experience. In addition, as an entrepreneur, Mr. Chang has helped fund numerous startup companies, primarily related to the technology sector.

Dr. Ramnik Clair serves as a director and Senior Vice President of Sunstock. Dr. Clair received his medical degree in India and emigrated to the United States in 1983. He completed his medical residency in New York and has subsequently served in his medical practice as a solo practitioner. Dr. Clair intends to assist the Company in building long term relationships with its client base.

Conflicts of Interest

Messrs. Chang and Clair are not directors of, or sole beneficial shareholders of any other companies which have filed registration statements on Form 10 for the registration of their common stock pursuant to the Securities Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2013, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock

Jason C. Chang	5,200,000	74%
111 Vista Creek Circle
Sacramento, CA 95835

Dr. Ramnik C. Clair	240,000	3%
111 Vista Creek Circle
Sacramento, CA 95835

All Executive Officers and
Directors as a Group (2 Person)	5,440,000	77%

Item 13. Certain Relationships and Related Transactions and Director Independence

In July 2012, Sunstock issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for a total of $2,000 in cash.   Of these shares, 19,500,000 were redeemed on July 18, 2013 for an aggregate amount of $1,950.

On July 19, 2013, Sunstock issued 1,000,000 shares of common stock to Jason C. Chang, the Company’s Chief Executive Officer and a director, for an aggregate amount of $100.

On October 18, 2013, Sunstock issued 4,200,000 shares of common stock to Jason C. Chang, the Company’s Chief Executive Officer and a director, in exchange for $96,244 of loans Mr. Chang made to the Company.  Mr. Chang is a 74% shareholder of Sunstock as of December 31, 2013.

On October 21, 2013, Sunstock issued 240,000 shares of common stock to Dr. Ramnik C. Clair, The Company’s vice president and a director, for an aggregate amount of $60,000.  Dr. Clair is a 3% shareholder of Sunstock.

James M. Cassidy is the former president and former director of Sunstock and the sole officer, director and the shareholder of Tiber Creek Corporation, which is a 4% shareholder of Sunstock.

James McKillop is a former vice president and a former director of Sunstock and the sole manager and member of MB Americus LLC, which is a 4% shareholder of Sunstock.

As the organizers and developers of Sunstock, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy has provided services to Sunstock without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, has paid expenses incurred by Sunstock without expectation of repayment. Tiber Creek is a shareholder of Sunstock and may receive benefits in the future if the company is able to effect a business combination beneficial to the company.

Sunstock is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither Mr. Chang nor Dr. Clair would not be considered independent directors if it were to do so.

Item 14. Principal Accounting Fees and Services

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

Audit-Related Fees, Year Ended December 31, 2013:    $ 6,120
Audit-Related Fees, Year Ended December 31, 2012:    $ 750

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules filed herewith.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunstock, Inc. (a development stage company)

We have audited the accompanying balance sheets of Sunstock, Inc. (the "Company") (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2013 and the periods from July 23, 2012 (Inception) through December 31, 2012 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2013 and the periods from July 23, 2012 (Inception) through December 31, 2012 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia LLP Newport Beach, CA June 23, 2014

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$10,632	$2,000
Prepaid expenses	94,976	-

Total Current Assets	105,608	2,000

Property and equipment-net	-	-
Security deposit	5,226	-

Total assets	$110,834	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$935	$350
Accrued litigation	55,200	-
Loan from shareholder	6,694	-
Total Current Liabilities	62,829	350

Total liabilities	62,829	350

Stockholders' equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,044,000 and 20,000,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively.	704	2,000
Subscriptions Receivable	(16,000)	-
Additional paid - in capital	221,977	1,007
Accumulated deficit	(158,676)	(1,357)

Total stockholders' equity	48,005	1,650
Total liabilities and stockholders' equity	$110,834	$2,000

The accompanying notes are an integral part of these financial statements

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2013 and for the Periods from July 23, 2012 (inception) to December 31, 2012 and 2013

	For the year ended December 31, 2013	For the period from July 23, 2012 (Inception) to December 31, 2012	For the period from July 23, 2012 (Inception) to December 31, 2013

Revenue	$-	$-	$-

Operating expenses	102,119	1,357	103,476

Operating loss	(102,119)	(1,357)	(103,476)

Other expense:
Extraordinary charge for litigation	55,200	-	55,200

Loss before income tax	(157,319)	(1,357)	(158,676)
Income tax	-	-	-

Net loss	$(157,319)	$(1,357)	$(158,676)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	12,815,115	20,000,000

The accompanying notes are an integral part of these financial statements

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period July 21, 2012 (Inception) through December 31, 2013

	Common Stock
	Shares	Amount	Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, July 21, 2012 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	-	-	-	2,000

Additional paid-in capital	-	-	-	1,007		1,007

Net loss, period ended December 31, 2012	-	-	-	-	(1,357)	(1,357)

Balance, December 31, 2012	20,000,000	2,000	-	1,007	(1,357)	1,650

Cancellation of common stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of common stock	2,344,000	234	(16,000)	123,996	-	108,230

Additional contributions from shareholders	-	-	-	1,150	-	1,150

Conversion of shareholder loan to common stock	4,200,000	420	-	95,824	-	96,244

Net loss, period ended December 31, 2013	-	-	-	-	(157,319)	(157,319)

Balance, December 31, 2013	7,044,000	$704	$(16,000)	$221,977	$(158,676)	$48,005

The accompanying notes are an integral part of these financial statements

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2013 and for the Periods from July 23, 2012 (inception) to December 31, 2012 and 2013

	For the year ended December 31, 2013	For the period from July 23, 2012 (Inception) to December 31, 2012	For the period from July 23, 2012 (Inception) to December 31, 2013
OPERATING ACTIVITIES
Net loss	$(157,319)	$(1,357)	$(158,676)
Adjustments to reconcile net income to net cash
Cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(94,976)	-	(94,976)
Deposits	(5,226)	-	(5,226)
Accounts payable and accrued liabilities	55,785	350	56,135

Net cash used in operating activities	(201,736)	(1,007)	(202,743)

FINANCING ACTIVITIES
Loan from shareholder	102,938	-	102,938
Subscriptions receivable	(16,000)	-	(16,000)
Proceeds from common stock	124,230	2,000	126,230
Redemption of common stock	(1,950)	-	(1,950)
Proceeds from paid in capital	1,150	1,007	2,157

Net cash provided by financing activities	210,368	3,007	213,375

Net increase in cash	8,632	2,000	10,632

Cash, beginning of period	2,000	-	-

Cash, end of period	$10,632	$2,000	$10,632

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Common stock issued for shareholder debt	$96,244	$-	$96,244

The accompanying notes are an integral part of these financial statements

SUNSTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

On July 18, 2013, Jason Chang and Dr. Ramnik S. Clair were named as the directors of the Company.

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company opened in February 2014.  The Company opened its second retail store in May 2014.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2013.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception and has an accumulated deficit of $158,676 as of December 31, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 - RELATED PARTY BALANCES

During the year ended December 31, 2013, the Company’s president, who is also a director and majority shareholder of the company, advanced and incurred operating expenses of $102,937 on behalf of the company. This balance was reduced by $100 due from the director for the purchase of the Company’s common stock on July 19, 2013.  On October 18, 2013, the shareholder converted $96,244 of this loan to 4,200,000 shares of the Company’s common stock.   The net amount of $6,694 is reflected as a loan to shareholder on the accompanying audited financial statements as of December 31, 2013, and is due March 31, 2014.  Under the terms of the loan, the balance does not accrue interest until March 31, 2014, after which the unpaid balance begins accruing interest at 5.0%.   The shareholder converted this net amount to common stock in February 2014.

NOTE 5 – SUBSCRIPTIONS RECEIVABLE

As of December 31, 2013, a director, Jason Chang, owed $16,000 to the Company related to the issuance of common stock to third parties.  This amount is reflected as subscriptions receivable on the equity portion of the balance sheet on the accompanying financial statements as of December 31, 2013.   The director intends to transfer these funds to the company or return the funds to the third parties in 2014.

NOTE 6 – COMMITMENTS

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating on February 10, 2014.  Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store.  The lease requires combined monthly payments for rent and maintenance fees of $3,733 for thirty six months beginning February 2014.

NOTE 7 - STOCKHOLDER'S EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2013, 7,044,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

As of December 31, 2013, the stockholders have made capital contributions in the amount of totally $2,157 to pay the auditing and operating expenses incurred by the Company.

On July 18, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On July 19, 2013, the Company issued 1,000,000 shares of common stock to a director and officer of the Company for an aggregate price of $100.00.

During the year ended December 31, 2013, the Company issued 1,104,000 common shares to third parties at prices from $.001 to $1.00 for an aggregated amount of $64,130.

On October 18, 2013, the president of the Company converted amounts loaned to the Company of $96,244 for 4,200,000 common shares of common stock.

On October 21, 2013, the Company issued 240,000 common shares to a director and officer of the Company for an aggregate price of $60,000.

NOTE 8 – SUBSEQUENT EVENTS

As described in Note 5, the Company began operations of its first retail store on February 10, 2014.

The Company entered into a sixty-seven month lease agreement dated April 8, 2014 for its second retail store.  The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven.  The base rent increases gradually over the term of the lease.  This store began operations on May 8, 2014.

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company.   The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: June 23, 2014	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer and Chairman (Principal Executive and Financial Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	OFFICE	DATE

/s/ Jason C. Chang	President, Chief Financial Officer and Chairman	June 23, 2014
(Principal Executive and Financial Officer)