Form 10-Q
period 2014-03-31
Sunstock, Inc.
filed 2014-08-05
CIK 1559157

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at May 31, 2014
Common Stock, par value $0.0001	9,216,012

Documents incorporated by reference:            None

ITEM 1.  FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

Condensed Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period from July 23, 2012 (Inception) to March 31, 2014 (unaudited)	5

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period from July 23, 2012(Inception) to March 31, 2014 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7-10

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets
Cash	$17,747	$10,632
Inventory	28,000	-
Prepaid expenses	-	94,976
Due from Shareholder	-	-

Total Current Assets	45,747	105,608

Property and equipment-net	3,728	-
Security deposits	2,813	5,226

Total assets	$52,288	$110,834

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,218	$935
Accrued litigation	55,200	55,200
Loan from shareholder	-	6,694
Total Current Liabilities	56,418	62,829

Total liabilities	56,418	62,829

Stockholders' equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,216,012 and 7,044,000 shares issued and outstanding, respectively	922	704
Subscriptions receivable	(41,972)	(16,000)
Additional paid - in capital	275,319	221,977
Accumulated deficit	(238,399)	(158,676)
Total stockholders' equity	(4,130)	48,005
Total liabilities and stockholders' equity	$52,288	$110,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2014	March 31, 2013

Revenue	$20,076	$-

Cost of revenue	14,001	-
Gross profit	6,075	-

Operating expenses	85,798	800

Operating loss	(79,723)	(800)

Other expense:
Extraordinary charge for litigation		-

Loss before income tax	(79,723)	(800)
Income tax	-	-

Net loss	$(79,723)	$(800)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	8,302,130	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2014	March 31, 2013

OPERATING ACTIVITIES
Net loss	$(79,723)	$(800)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	132	-
Changes in operating assets and liabilities
Inventories	(28,000)	-
Prepaid expenses	94,976	-
Deposits	2,413	-
Accounts payable and accrued liabilities	282	(350)

Net cash used in operating activities	(9,920)	(1,150)

INVESTING ACTIVITIES
Purchase of equipment	(3,860)	-

Cash used in investing activities	(3,860)	-

FINANCING ACTIVITIES
Loan from shareholder	(6,693)	-
Subscriptions receivable	(25,972)	-
Proceeds from common stock	53,560	-
Redemption of common stock	-	-
Proceeds from paid in capital	-	1,150

Net cash provided by financing activities	20,895	1,150

Net increase in cash	7,115	-

Cash, beginning of period	10,632	2,000

Cash, end of period	$17,747	$2,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Common stock issued for shareholder debt	$6,838	$-
Common stock issued for shareholder receivable	$11,622	$-

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements to be read in conjunction with the 10-K. The accompanying unaudited condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

USE OF ESTIMATES

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2014.

REVENUE RECOGNITION

Our retail stores record revenue at the point of sale. Total revenues do not include sales tax because the Company is a pass-through conduit for collecting and remitting sales taxes. Revenue is recognized on the sale of a product when the product is shipped or delivered, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of June 30, 2012, December 31, 2011 or December 31, 2010.

INVENTORY

Inventory is stated at the lower of cost or market, using the first-in, first-out (FIFO) method of accounting. The cost of the Company’s inventory includes amounts paid to suppliers and freight costs incurred in connection with the delivery of product to our retail stores. The Company conducts a physical inventory and records adjustments to inventory through cost of goods sold for damaged, lost or stolen inventory (inventory shrinkage) at the end of each quarter beginning with the quarter ended June 30, 2014.

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over three to five years. Improvements to leased property are depreciated over the life of the lease or the life of the improvement, whichever is less.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2014, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $238,399 as of March 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	March 31, 2014	December 31, 2013

Furniture and equipment	$1,500	$-
Leasehold improvements	2,360	-
	3,860
Less – accumulated depreciation	(132)	-
	$3,728	$-

NOTE 5 - ACCRUED LITIGATION

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of March 31, 2014.

NOTE 6 - RELATED PARTY BALANCES

On February 1, 2014, the Company issued 1,846,012 shares of common stock to Jason Chang, the Director, who is also a majority shareholder of the Company, for an aggregate price of $18,460. The shareholder paid for these shares by converting the loan from shareholder ($6,838 as of February 1, 2014), with the remaining balance due of $11,622 reflected in subscriptions receivable on the accompanying unaudited balance sheet as of March 31, 2014. The shareholder plans to pay this remaining balance due of $11,622 during the third or fourth quarter of 2014.

NOTE 7 – SUBSCRIPTIONS RECEIVABLE

As of March 31, 2014, the Company had subscriptions receivable totaling to $41,972. Of this amount, director, Jason Chang, owed $27,622 to the Company related to the issuance of common stock.  This amount is reflected as subscriptions receivable on the equity portion of the balance sheet on the accompanying unaudited condensed financial statements as of March 31, 2014.   The director intends to transfer these funds to the company in 2014.

NOTE 8 – COMMITMENTS

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating on February 10, 2014.  Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store.  The lease requires combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014.

NOTE 9 - STOCKHOLDER'S EQUITY / (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2014, 9,216,012 shares of common stock and no preferred stock were issued and outstanding.

During the quarter ended March 31, 2014, the Company issued 296,000 common shares to third parties at prices from $.01 to $.40 for an aggregated amount of $32,100.

As described in Note 4, the Company issued 1,846,012 common shares to the Company’s president, who is also a director and majority shareholder of the Company, at a price of $0.01 per share for an aggregate price of $18,460.

On March 15, 2014, the Company issued 30,000 shares of the Company’s common stock to a director, who is also a Senior Vice President, for a price of $3,000, or $.10 per share.

NOTE 10 - SUBSEQUENT EVENTS

The Company entered into a sixty-seven month lease agreement dated April 8, 2014 for its second retail store.  The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. This store began operations on May 8, 2014.

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of March 31, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Sunstock, Inc., formerly Sandgate Acquisition Corporation ("Sunstock") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Since inception Sunstock has been in the developmental stage and its operations to date have been limited to issuing shares of common stock and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. The Company also has opened its first discount retail stores in February 2014 and May 2014.

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

New management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area.  In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California.   On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014.  Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California.  The lease requires monthly payments for base rent of $3,733 for thirty six months beginning February 2014.

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

As of March 31, 2014 Sunstock has generated limited revenues and has no income or cash flows from operations since inception. The continuation of Sunstock as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing, and its ability to generate sufficient cash flows from its new and planned discount retail stores to continue operations.

Tiber Creek Corporation, a corporation solely owned by the former president of the Company, a former majority shareholder of the Company and a current owner of 250,000 shares of the Company, paid, without expectation of repayment at any time, all expenses incurred by Sunstock until the change in control.

The Company paid $85,000 to Tiber Creek Corporation for consulting fees during the year ended December 31, 2013.

The Company has sustained operating losses since inception. It has an accumulated deficit of $238,399 as of March 31, 2014. The Company's auditors have issued a note regarding the continuation of the Company as a going concern. Continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Discussion of the Three Months ended March 31, 2014

The Company generated revenues during the three months ended March 31, 2014 of $20,076, as compared to no revenues posted for the three months ended March 31, 2013. The increase in revenues is primarily due to the commencement of operations and sales at its first retail location.

During the three months ended March 31, 2014, the Company posted operating loss of $79,723 and net loss of $79,723, as compared to an operating loss of $800 and a net loss of $800 for the three months ending March 31, 2013.

During the three months ended March 31, 2014, the Company used net cash of $9,920 in its operations. During such period, the Company also generated cash from financing activities in the amount of $20,895. The Company had a cash balance of $17,747 as of March 31, 2014.

The Company purchased equipment totaling $3,860 during the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, the Company had $17.747 in cash and $28,000 in inventory. During the three months ended March 31, 2014, the Company raised $53,560 in cash from the sale of common stock.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2014 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the year ended December 31, 2013, audit adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

Notwithstanding the existence of these material weaknesses in internal control over financial reporting, we believe that the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition in conformity with U.S. generally accepted accounting principles (GAAP). Further, we do not believe the material weaknesses identified had an impact on prior financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its first fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of March 31, 2014.

There is no other litigation pending or threatened by or against the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since inception, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares	Consideration
July 30, 2012	Tiber Creek Corporation (1)	10,000,000	$1,000
July 30, 2012	MB Americus LLC (2)	10,000,000	$1,000
July 19, 2013	Jason C. Chang (3)	1,000,000	$100
October 18, 2013	Jason C. Chang (3)	4,200,000	$96,244
October 21, 2013	Dr. Ramnik S. Clair (4)	240,000	$60,000
July 19, 2013 - December 31, 2013	Other parties	1,104,000	$64,130
February 1, 2014	Jason C. Chang (3)	1,846,012	$18,460
March 15, 2014	Dr. Ramnik S. Clair (4)	30,000	$3,000
January 1, 2014 - March 31, 2014	Other parties	296,000	$32,100

(1) James M. Cassidy, the former president and a director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek Corporation. Mr. Cassidy redeemed 9,750,000 of these shares for $975 on July 18, 2013.

(2) James McKillop is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC. Mr. McKillop redeemed 9,750,000 of these shares for $975 on July 18, 2013.

(3) Jason C. Chang is the president and a director of the Company.

(4) Dr. Ramnik S. Clair is the Senior Vice President and a director of the Company.

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

SUNSTOCK, INC.

Dated: August 5, 2014	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer for the period covered by this Report

