Form 10-Q
period 2014-06-30
Sunstock, Inc.
filed 2014-09-23
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission files number 000-54830

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 15 , 2014
Common Stock, par value $0.0001	9,216,012

Documents incorporated by reference:            None

2

ITEM 1.  FINANCIAL STATEMENTS

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$3,177	$10,632
Inventory	43,474	-
Prepaid expenses	2,378	94,976
Note Receivable from Shareholder	33,000	-

Total Current Assets	82,029	105,608

Property and equipment-net	6,371	-
Security deposits	4,756	5,226

Total assets	$93,156	$110,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,601	$935
Accrued litigation	55,200	55,200
Deferrd revenue	33,000	-
Loan from shareholder	-	6,694
Total Current Liabilities	90,801	62,829
Total liabilities	90,801	62,829

Stockholders' equity
Preferred stock; $0.0001 par value, 20,000,000 shares
authorized; zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,216,012 and 7,044,000 shares issued
and outstanding, respectively	922	704
Subscriptions receivable	(22,404)	(16,000)
Additional paid - in capital	275,319	221,977
Accumulated deficit	(251,482)	(158,676)
Total stockholders' equity	2,355	48,005
Total liabilities and stockholders' equity	$93,156	$110,834

The accompanying notes are an integral part of the unaudited condensed financial statements

SUNSTOCK, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013

Revenue	$38,113	$-	$58,189	$-

Cost of revenue	24,774	-	$38,775	-
Gross profit	13,339	-	19,414	-

Operating expenses	26,422	800	$112,220	800

Operating loss	(13,083)	(800)	(92,806)	(800)

Other expense:
Extraordinary charge for litigation	-	-	-	-

Income (Loss) before income tax	(13,083)	(800)	(92,806)	(800)
Income tax	-	-	-	-

Net income (loss)	$(13,083)	$(800)	$(92,806)	$(800)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	9,216,012	20,000,000	8,874,791	20,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013

OPERATING ACTIVITIES
Net loss	$(92,806)	$(800)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	160	-
Changes in operating assets and liabilities
Inventories	(43,474)	-
Prepaid expenses	92,598	-
Deposits	470	-
Accounts payable and accrued liabilities	1,666	(350)
Deferrd revenue	(33,000)	-

Net cash provided by (used in) operating activities	(74,386)	(1,150)

INVESTING ACTIVITIES
Purchase of equipment	(6,531)	-
Note Receivable from Shareholder	33,000	-
Cash provided by (used in) investing activities	26,469	-

FINANCING ACTIVITIES
Loan from shareholder	(6,694)	-
Subscriptions receivable	(6,404)	-
Proceeds from common stock	218	-
Redemption of common stock	-	-
Proceeds from paid in capital	53,342	1,150
Net cash provided by (used in) financing activities	40,462	1,150

Net increase (decrease) in cash	(7,455)	-

Cash, beginning of period	10,632	2,000

Cash, end of period	$3,177	$2,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Common stock issued for shareholder debt	$6,838	$-
Common stock issued for shareholder receivable	$11,622	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the 10-K. The accompanying unaudited condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2014.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2014, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $251,482 as of June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These unaudited condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

There is no assurance that the Company will ever be profitable. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 30, 2014	December 31, 2013

Furniture and equipment	$6,531	$-

Less – accumulated depreciation	(160)	-
	$6,371	$-

NOTE 5 - ACCRUED LITIGATION

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of June 30, 2014.

NOTE 6 - RELATED PARTY BALANCES

On February 1, 2014, the Company issued 1,846,012 shares of common stock to Jason Chang, the Director, who is also a majority shareholder of the Company, for an aggregate price of $18,460. The shareholder paid for these shares by converting the loan from shareholder ($6,838 as of February 1, 2014), and paying $5,218 in the second quarter with the remaining balance of due of $6,404 being reflected in the subscriptions receivable on the accompanying unaudited condensed balance sheet as of June 30, 2014. Jason Chang plans to pay this balance in the third or fourth quarter of 2014.

Also in the second quarter the Company entered into a note receivable from Jason Chang, the Director, a majority shareholder of the Company in the sum of $33,000, payable in the fourth quarter of 2014. This amount is also reflected as deferred revenue on the Company’s Balance Sheet as of June 30, 2014 in the sum of $33,000 and will not be recognized into revenue until there is pervasive evidence of the sale.

NOTE 7 – SUBSCRIPTIONS RECEIVABLE

As of June 30, 2014, the company had subscriptions receivable totaling to $22,404. Of this amount, director, Jason Chang, owed $6,404 to the Company related to the issuance of common stock.  This amount is reflected as subscriptions receivable on the equity portion of the balance sheet on the accompanying unaudited condensed financial statements as of June 30, 2014.   The director intends to transfer these funds to the company in 2014.

NOTE 8 – COMMITMENTS

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating on February 10, 2014.  Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store.  The lease requires combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014. On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store.  The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. This store began operations on May 8, 2014.

NOTE 9 - STOCKHOLDER'S EQUITY / (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2014, 9,216,012 shares of common stock and no preferred stock were issued and outstanding.

During the six months ended June 30, 2014, the Company issued 296,000 common shares to third parties at prices from $.01 to $.40 for an aggregated amount of $32,100.

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

Since inception Sunstock has been in the developmental stage and its operations to date have been limited to issuing shares of common stock and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. The Company also has opened its first and second discount retail stores in February and May 2014.

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

As of June 30, 2014 Sunstock has generated limited revenues from operations since inception. The continuation of Sunstock as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing, and its ability to generate sufficient cash flows from its new and planned discount retail stores to continue operations.

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

The Company has sustained operating losses since inception. It has an accumulated deficit of $251,482 as of June 30, 2014. The Company's auditors have issued a note regarding the continuation of the Company as a going concern. Continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Discussion of the Three Months and Six Months ended June 30, 2014

The Company generated revenues during the three months and six months ended June 30, 2014 of $38,113 and $58,189, respectively, as compared to no revenues posted for the three and six months ended June 30, 2013. The increase in revenues is primarily due to the commencement of operations and sales at its first and second retail locations.

During the three months and six months ended June 30, 2014, the Company posted operating loss of $13,083 and a net loss of $92,806 respectively, as compared to an operating loss of $800 for both the three and six months ending June 30, 2013.

During the six months ended June 30, 2014, the Company used net cash of $74,386 in its operations. During such period, the Company also generated cash from financing activities in the amount of $40,462. The Company had a cash balance of $3,177 as of June 30, 2014.

The Company purchased equipment totaling $6,531 during the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, the Company had $3,177 in cash and $43,474 in inventory. During the six months ended June 30, 2014, the Company raised $19,568 in cash from the payments stock subscriptions receivable.

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

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of June 30, 2014.

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

SUNSTOCK, INC.

Dated: September 22, 2014	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer for the period covered by this Report

