Form 10-Q
period 2014-09-30
Sunstock, Inc.
filed 2014-11-19
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

916-860-9622

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 19, 2014
Common Stock, par value $0.0001	9,231,397

Documents incorporated by reference: None

2

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

3

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$15,028	$10,632
Inventory	27,500	-
Prepaid expenses	2,378	94,976
Note Receivable from Shareholder	33,061	-
Total Current Assets	77,967	105,608
Property and equipment-net	8,404	-
Security deposits	4,756	5,226
Total assets	$91,127	$110,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,559	$935
Accrued litigation	55,200	55,200
Loan from shareholder	-	6,694
Total Current Liabilities	73,759	62,829
Total liabilities	73,759	62,829

Stockholders’ equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,231,397 and 7,044,000 shares issued and outstanding, respectively	923	704
Subscriptions receivable	(16,000)	(16,000)
Additional paid - in capital	285,318	221,977
Accumulated deficit	(252,873)	(158,676)
Total stockholders’ equity	17,368	48,005
Total liabilities and stockholders’ equity	$91,127	$110,834

The accompanying notes are an integral part of the unaudited condensed financial statements

SUNSTOCK, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

Revenue	$53,821	$-	$145,071	$-

Cost of revenue	25,153	-	$85,417	-
Gross profit	28,668	-	59,654	-

Operating expenses	41,631	90,903	$153,851	90,903

Income (Loss) before income tax	(12,963)	(90,903)	(94,197)	(90,903)
Income tax	-	-	-	-

Net income (loss)	$(12,963)	$(90,903)	$(94,197)	$(90,903)

Income (loss) per share - basic and diluted	$(0.00)	$(0.05)	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	9,225,377	1,817,272	8,918,438	15,092,267

The accompanying notes are an integral part of the unaudited condensed financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	Sept. 30, 2014	Sept. 30, 2013
OPERATING ACTIVITIES
Net loss	$(94,197)	$(90,903)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	497	-
Common stock issued for services	3,000	-
Changes in operating assets and liabilities
Inventories	(27,500)	-
Prepaid expenses	92,598	-
Deposits	470	-
Accounts payable and accrued liabilities	17,624	(350)
Deferred revenue	-	-

Net cash provided by (used in) operating activities	(7,508)	(91,253)

INVESTING ACTIVITIES
Purchase of equipment	(8,901)	-
Note Receivable from Shareholder	(33,061)	-

Cash provided by (used in) investing activities	(41,962)	-

FINANCING ACTIVITIES
Loan from shareholder	-	90,004
Subscriptions receivable	-	(21,000)
Proceeds from loan to shareholder	144	(1,803)
Proceeds from issuance of common stock	53,722	64,603

Net cash provided by (used in) financing activities	53,866	131,804

Net increase (decrease) in cash	4,396	40,551

Cash, beginning of period	10,632	2,000

Cash, end of period	$15,028	$42,551

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Taxes paid	$-	$-
Interest paid	$-	$-
Issuance of common stock upon conversion of loan from shareholder	$6,838	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

This summary of significant accounting policies is presented to assists the reader in understanding and evaluating the Company’s financial statements. The financial statements and notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Sunstock, Inc. (formerly known as Sandgate Acquisition Corporation) (“Sunstock” or “the Company”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

BASIS OF PRESENTATION

A summary of the Company’s critical accounting policies are disclosed below. The Company’s critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in more detail in the Company’s 2013 Annual Report on Form 10-K.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the 10-K. The accompanying unaudited condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2014.

REVENUE RECOGNITION

Our retail stores record revenue at the point of sale. Total revenues do not include sales tax because the Company is a pass-through conduit for collecting and remitting sales taxes. Revenue is recognized on the sale of a product when the product is shipped or delivered, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of September 30, 2014 or December 31, 2013.

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

INVENTORY

Inventory is stated at the lower of cost or market, using the first-in, first-out (FIFO) method of accounting. The company’s inventory consists entirely of finished goods. The cost of the Company’s inventory includes amounts paid to suppliers and freight costs incurred in connection with the delivery of product to our retail stores. The Company conducts a physical inventory and records adjustments to inventory through cost of goods sold for damaged, lost or stolen inventory (inventory shrinkage) at the end of each quarter beginning with the quarter ended September 30, 2014.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over three to five years. Improvements to leased property are depreciated over the life of the lease or the life of the improvement, whichever is less.

Stock Based Compensation - The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees”. FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

INCOME TAXES

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2014, there are no outstanding dilutive securities.

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

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of $252,873 as of September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” The amendments in this update provide guidance in U.S. GAAP about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	September 30, 2014	December 31, 2013

Furniture and equipment	$8,901	$-

Less – accumulated depreciation	(497)	-
	$8,404	$-

NOTE 5 - ACCRUED LITIGATION

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates it’s exposure to be $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of September 30, 2014.

NOTE 6 - RELATED PARTY BALANCES

On February 1, 2014, the Company issued 1,846,012 shares of common stock to Jason Chang, the Director, who is also a majority shareholder of the Company, for an aggregate price of $18,460. The shareholder paid for these shares by converting the loan from shareholder ($6,838 as of February 1, 2014), and paying $5,218 in the second quarter with the remaining balance of $6,404 being paid in the quarter ending September 30, 2014.

In August 2014, the Company entered into a note receivable agreement of approximately $33,000 with the Company’s CEO and chairman of the board of directors. At September 30, 2014, the entire balance was due. In November 2014, such amount was reclassified to compensation expense. Effective July 30, 2002, Section 402 of the Sarbanes-Oxley Act of 2002 amended the Securities Exchange Act of 1934 to prohibit U.S. and foreign companies with securities traded in the United States of America from making, or arranging for third parties to make, nearly any type of personal loan to their directors and executive officers. Violations of the Sarbanes-Oxley loan prohibition are subject to the civil and criminal penalties applicable to violations of the Exchange Act.

The Company has not incurred any salaries and related expenses during 2014. The Company’s officer and store employees have contributed their time without compensation, nor any amounts due. The employees operate the Company’s store (two stores through August 2014) seven days per week and Jason Chang, CEO, has been in charge of the Company’s operations since July 2013. The Company approximates the quarterly expense would total $40,000 to hire and pay for comparable services. No such amounts have been recorded for the nine months ended September 30, 2014.

NOTE 7 - SUBSCRIPTIONS RECEIVABLE

As of September 30, 2014, the company had subscriptions receivable totaling to $16,000. Of this amount, the company has moved to restrict this stock as this amount relates to the shareholder litigation as mentioned in footnote 5, Accrued Litigation above. This amount is reflected as subscriptions receivable on the equity portion of the balance sheet on the accompanying unaudited condensed financial statements as of September 30, 2014.

NOTE 8 - COMMITMENTS

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating on February 10, 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store. The lease requires combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014. On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store. The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. The company has recorded deferred rent related to this lease, which approximated $16,000 and was included in accounts payable in the accompanying balance sheet of September 30, 2014. This store began operations on May 8, 2014.

On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets until a new location is expected to open in the first quarter of 2015. Related rents and associated costs have ceased with a final settlement pending.

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - STOCKHOLDER’S EQUITY/(DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2014, 9,231,397 shares of common stock and no preferred stock were issued and outstanding.

During the nine months ended September 30, 2014, the Company issued 2,187,397 common shares to third parties at prices from $0.01 to $0.65.

As described in Note 6, on February 1, 2014 the Company issued 1,846,012 common shares to the Company’s president, who is also a director and majority shareholder of the Company, at a price of $0.01 per share for an aggregate price of $18,460.

On March 15, 2014, the Company issued 30,000 shares of the Company’s common stock to a director, who is also a Senior Vice President, for a price of $3,000, or $0.10 per share for service rendered. In August 2014, the Company issued 15,385 shares of common stock for $10,000 at $0.65 per share.

NOTE 10 - RESTATEMENTS

Revenues

The original accounting for June 2014 sales were improperly deferred based on the cash not being deposited in the Company’s bank account. Based on management’s analysis of the underlying data, it determined that there was evidence of the sale transactions based on daily sales logs and the fact that such amounts were not deposited into the Company’s bank account was not a component of the Company’s revenue recognition policy.

The effect of these changes impacted the condensed balance sheet and condensed statements of operations for the quarter ended June 30, 2014. Accordingly, the condensed balance sheet, statements of operations and statement cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Balance sheet at June 30, 2014:
Inventory	$43,474	$(21,450)	$22,024
Deferred revenue	33,000	$(33,000)	$-
Accumulated deficit	(251,482)	$11,550	$(239,932)
Total stockholders’ equity	$2,355	$11,550	$13,905

Statement of Operations for the quarter ended June 30, 2014:
Revenue	$38,113	$33,000	$71,113
Cost of sales	24,744	21,450	46,194
Net Loss	(13,083)	11,550	(1,533)
EPS, Basic and Diluted	$-	$-	$-

Statement of Operations for the six months ended June 30, 2014:
Revenue	$58,189	$33,000	$91,189
Cost of sales	38,775	21,450	60,225
Net Loss	(92,806)	11,550	(81,256)
EPS, Basic and Diluted	$(0.01)	$-	$(0.01)

NOTE 11 - SUBSEQUENT EVENTS

There are no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, uncertainty regarding expansion or other corporate transactions and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this quarterly report. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under the applicable securities laws.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Company Overview

Sunstock, Inc., formerly Sandgate Acquisition Corporation (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Since inception Sunstock has been in the developmental stage and its operations to date have been limited to issuing shares of common stock and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. The Company also has opened its first and second discount retail stores in February and May 2014. In August of 2014, the first store was forced to close due to landlord substandard building code construction. Related rent and associated costs have ceased with a final settlement pending. The company has targeted a replacement location and plans on opening in the first quarter of 2015.

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

New management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease requires monthly payments for base rent of $3,733 for thirty six months beginning February 2014. In August of 201,4 the first store was forced to close due to landlord substandard building code construction. The company has targeted a replacement location and plans on opening in the first quarter of 2015.

Management opened an additional retail store in Sacramento, California in May 2014 and entered into a retail shop lease for sixty-seven months beginning May 2014 for approximately 4,756 square feet. The monthly base rent for this location is currently $4,756, with seven months of free rent throughout the first eleven months. The base rent will gradually increase until the term expires in 2019.

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

The Company has sustained operating losses since inception. It has an accumulated deficit of $252,873 as of September 30, 2014. The Company’s auditors have issued a note regarding the continuation of the Company as a going concern in their audit opinion for the year ended December 31, 2013. Continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our condensed financial statements.

Our most critical accounting policies and estimates that may materially impact our results of operations include:

REVENUE RECOGNITION

Our retail stores record revenue at the point of sale. Total revenues do not include sales tax because the Company is a pass-through conduit for collecting and remitting sales taxes. Revenue is recognized on the sale of a product when the product is shipped or delivered, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of September 30, 2014 or December 31, 2013

USE OF ESTIMATES

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

INVENTORY

Inventory is stated at the lower of cost or market, using the first-in, first-out (FIFO) method of accounting. The company’s inventory consists entirely of finished goods. The cost of the Company’s inventory includes amounts paid to suppliers and freight costs incurred in connection with the delivery of product to our retail stores. The Company conducts a physical inventory and records adjustments to inventory through cost of goods sold for damaged, lost or stolen inventory (inventory shrinkage) at the end of each quarter beginning with the quarter ended September 30, 2014.

Discussion of the Three Months and Nine Months ended September 30, 2014

The Company generated revenues during the three months and nine months ended September 30, 2014 of $53,821 and $145,071, respectively, as compared to no revenues posted for the three and nine months ended September 30, 2013. The increase in revenues is primarily due to the commencement of operations and sales at its first and second retail locations.

During the three months and nine months ended September 30, 2014, the Company posted operating loss of $12,963 and a net loss of $94,197 respectively, as compared to a net loss of $90,903 for both the three and nine months ending September 30, 2013.

During the nine months ended September 30, 2014, the Company used net cash of $7,508 in its operations. During such period, the Company also generated cash from financing activities in the amount of $53,866. The Company had a cash balance of $15,028 as of September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, the Company had $15,028 in cash and $27,500 in inventory. During the nine months ended September 30, 2014, the Company raised $53,722 in cash from stock sales.

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

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its first fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of September 30, 2014.

There is no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since inception, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares	Consideration
July 30, 2012	Tiber Creek Corporation (1)	10,000,000	$1,000
July 30, 2012	MB Americus LLC (2)	10,000,000	$1,000
July 19, 2013	Jason C. Chang (3)	1,000,000	$100
October 18, 2013	Jason C. Chang (3)	4,200,000	$96,244
October 21, 2013	Dr. Ramnik S. Clair (4)	240,000	$60,000
July 19, 2013 - December 31, 2013	Other parties	1,104,000	$64,130
February 1, 2014	Jason C. Chang (3)	1,846,012	$18,460
March 15, 2014	Dr. Ramnik S. Clair (4)	30,000	$3,000
January 1, 2014 - September 30, 2014	Other parties	311,385	$42,100

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

SUNSTOCK, INC.

Dated: November 19, 2014	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
for the period covered by this Report

