Form 10-K
period 2014-12-31
Sunstock, Inc.
filed 2015-04-15
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Registrant’s telephone number, including area code: 916-860-9622

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0- as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 15, 2015
Common Stock, par value $0.0001	10,132,897

Documents incorporated by reference: None

PART I

Item 1. Business.

Background

The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Summary

The Company operates deep discount variety retail stores under the name “Dollar Green Stores” (“dollar stores”) in Sacramento and intends to expand throughout California to bring in additional revenue streams from the high demand for such stores.

In September 2013, the Company’s management developed plans to open and operate two retail stores in Sacramento, California, under the name “Dollar Green Stores.” In February 2014, the Company opened its first dollar store in Sacramento, which consists of more than 2,200 square feet of retail store space. The Company opened its second dollar store in May 2014. In August 2014, the Company was forced to close its original store due to its landlord’s failure to comply with city building codes. Therefore, the Company currently operates one retail store.

The Company plans to continue pursuing expansion into strategic locations currently underserved by the dollar store channel. The Company expects to expand its brand and plans to open and independently own and operate as many as ten dollar stores throughout California.

Additionally, the Company intends to begin trading precious metals. On December 19, 2014, the Company purchased 100 ounces of silver. The Company has since purchased gold and is evaluating potentially expanding its ownership of additional precious metals. Though management has limited experience in the precious metals field they have solicited outside experts contribute to the Company’s investment strategies.

The Company also has plans to acquire and operate hotels and residential properties in the high demand areas of California such as Southern California and the Bay Area. The Company has no immediate plans to acquire a hotel or residential apartment complexes; however it may do so in 2015.

The Business: Discount Retail Stores

The Company owns and operates discount retail stores and expects to expand to add additional dollar store retail locations in strategic locations throughout northern California. These strategic locations will be areas currently underserved by the dollar store channel.

According to Deloitte’s general publication “Dollar Store Strategies for National Brands,” as the stigma of dollar store shopping wanes, the dollar store channel has developed into a booming, $55.6 million industry in the United States. Through its discount retail stores segment, the Company intends to offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, bathroom and kitchen cleaners, personal grooming products such as soap, hair products, as well as pet supplies, and non-consumable products such as seasonal merchandise, home décor and domestics, and apparel. The Company intends to stock its retail stores with high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands.

According to a recent Supermarket News survey conducted in June of 2012, dollar stores sit in prime position to provide great value for everyday items such as cleaning products, personal grooming and many other personal items. The survey quotes one respondent saying that “Dollar stores are capturing paper products and cleaning products away from supermarkets, especially in small markets.” Dry food products, snacks, balloons, toys, holiday decorations, reading glasses and other popular items are also a factor in the popularity of dollar stores.

The retail landscape for food, beverage, personal goods, and household goods is evolving rapidly as the range of retail formats expands and consumer preferences change. In the United States, consumers have a vast array of retail choices to purchase their preferred brands and products. For example, some brands are so ubiquitous that the identical product stock-keeping unit (SKU) is available at grocery stores, mass merchandisers, club stores, drug stores, and convenience stores, all within walking distance of each other. Each consumer has a distinct set of stores they shop at, a cadence with which they visit, and a unique selection of products they tend to purchase. Some consumers actively shop across channels comparing prices and offerings. Other consumers primarily shop at a small set of stores, or a single store. Furthermore, each retailer, and often store location, has a specific set of consumer segments they target.

The Business: Hotel and Residential Properties

The Company believes the hotel industry accounts for a significant part of the overall economy. The industry is highly segmented with many different brands targeting a vast range of customer needs at various price points. Businesses in the hotel industry generally operate under one or more business models, including hotel management, brand franchising and hotel ownership. Hotels are categorized into three groups: full-service, select-service and limited-service. Full-service hotels typically offer a full range of amenities and facilities, including food and beverage facilities and meeting facilities. Select-service hotels furnish some of the amenities offered at full-service hotels but on a smaller scale and generally do not to have meeting facilities. Limited-service hotels usually offer only lodging, however some provide modest food and beverage facilities such as breakfast buffets or small meeting rooms.

Lodging demand growth is generally related to the strength of the overall economy. Additionally, local demand factors may stimulate business and leisure travel to specific locations. In particular, macroeconomic trends relating to GDP growth, corporate profits, capital investments and employment growth are some of the primary drivers of lodging demand. As the economy continues to improve, the ongoing trend of strong transient demand and growing group business will continue to drive demand for hotels and lodging and allow the industry to achieve increased growth.

The Market

The dollar channel is a $55.6 billion industry in the United States. The recent recession and post-recessionary shopping habits have made dollar stores a frequent channel for more consumers—of all incomes. Dollar stores appeal to primarily low- and fixed-income consumers; however, a growing segment of shoppers are high-income consumers, as the stigma of dollar stores seems to be waning. Across consumer segments, dollar-store shopping trips appear to be expanding from merely a fill-in or occasional targeted purchase to a grocery or mass merchandise substitute. To some extent, the growth of dollar stores—in particular multi-price-point dollar stores, where the price of most products exceeds one dollar—is at the expense of mass merchandisers and grocery channels.

This growth in dollar stores is faster than traditional channels, particularly in the sales of personal goods, household goods, food, and beverages. Dollar stores typically offer more variety in food and beverage (including national brands) and the consumer perception of store brand quality improves.

The hotel industry globally and in the United States has improved as the economy has recovered over the past few years. According to the STR Global Census, October 2013 (adjusted to September 2013), U.S. hotel demand has grown at a compound annual growth (“CAGR”) rate of 4.9% over the past three years. Hotel supply has lagged at a CAGR of just 0.9%. The Company believes there is ample room to enter this market and that barriers for entry remain relatively low.

The Company’s Presence in the Market

The Company has targeted strategic locations in northern California that are currently underserved by the dollar store channel. It currently operates one deep discount retail store location in Sacramento, California. The Company plans to grow organically as a participant in the discount retail store industry. The Company will benefit from further expanding its operations and developing its economy of scale, expanding its brand recognition and customer loyalty and increasing its knowledge of industry operations, thereby allowing the Company to optimize its future operations and progressively develop future projects to reach their full potential.

Although the Company intends to begin trading precious metals and has begun acquiring and evaluating potential positions in the market, it does not currently have a presence in the trade of such metals. Likewise, the Company currently has no presence in the hotel or residential property marketplace. It intends to acquire such properties in the near future, thereby establishing a footprint in the market.

Services and Products

The Company plans to operate discount retail stores in the basic consumer goods market. Such consumable goods include packaged food comprised of cereals, canned soups, milk, eggs, vegetables, frozen and refrigerated foods, candies, cookies, crackers, salty snacks, carbonated beverages, over-the-counter medicines and personal care products, such as soap, body wash, shampoo, dental hygiene, as well as skin, and foot care products. The Company intends to offer additional products including gifts, party goods, toys, batteries, small electronics, greeting cards, pet supplies, pet food, gardening supplies, durable housewares, kitchen supplies, cookware, consumables, such as paper, plastics, household chemicals, and other items, including seasonal goods, such as Easter, Halloween, and Christmas merchandise.

The Company has begun to establish positions in precious metals and intends to begin trading such metals. Currently, the Company has acquired 100 ounces of silver and a small amount of gold.

The Company has yet to identify and acquire hotel or residential properties. Currently, the Company is working with PKF Capital and other commercial brokers to identify potential hotel properties for purchase. Prospective properties include medium-sized hotels and residential apartment complexes.

Pricing

At the moment, the Company’s business is in the dollar store retail sector. Thus, most products are priced at 99 cents or less. However, about 20% of the products offered at the 2,200 square feet store are priced over $1.00 due to customer requests for specific products. The 4,700 square foot store has products only priced at 99 cents or less, nothing over 99 cents.

Competition

The Company’s discount retail stores are part of a highly competitive industry. The basic consumer packaged goods market encompasses discount stores and many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. The Company’s direct competitors will include retail companies such as ‘Dollar General’, ‘Family Dollar’, ‘Dollar Tree’, and ‘99 Cent Only Store’ to the extent that these competitors are within a similar geographic area to the Company’s stores. These competitors may have greater financial and other resources than does the Company.

The Company intends to differentiate itself from other forms of discount retail stores by targeting low to middle-class consumers in strategic locations in northern California currently underserved by the dollar store channel.

If the Company does enter the hotel and or residential property industry, it will encounter significant competition from other hotel, residential and resort owners and operators. Primary competitors would include branded and independent hotel operating companies, national and international hotel brands and ownership companies.

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. The Company hopes to work with several strategic partners in important areas of its business and operations. However, currently, the Company has no such strategic partners.

The Company entered into a Purchase Agreement with Dollar Store Services, Inc. in October 2013. The Company worked with Dollar Store Services, Inc. to develop, design and build out its first retail storefront.

Marketing Strategy

The Company has conducted limited advertising and marketing to date as the primary focus of the Company since inception has been to concentrate on beginning its construction and development efforts. The Company has, however, given substantial attention to constructing the marketing strategy and plans that it will use once its project enters the marketplace. The Company plans to market its Dollar Stores through newspaper advertisement and low cost promotional campaigns.

Operations

The Company believes that presentation of the stores and customer service are important factors in each customer’s experience. Therefore, the Company’s personnel regularly check the stores to ensure items are appropriately placed and aisles are organized. The stores are maintained to provide a clean, convenient shopping experience and employees offer friendly, knowledgeable customer service.

Sales Strategy

The Company’s management has handpicked the products in the stores to offer quality products priced at 99 cents or less. Compared to other dollar stores, the Company offers newer inventory and approximately one and a half times more inventory per square foot than other dollar stores. The Company also incentivizes larger purchases by offering customers a 10% discount if they spend more than $50.00 before tax.

Revenues and Losses

Since its inception, the Company has focused its efforts on conducting market research and development, and has devoted little attention or resources to sales and marketing or generating near-term revenues and profits. The Company has limited revenues to date and has not realized any profits as of yet. In order to succeed, the Company needs to develop a viable strategy to market its Dollar Stores and hotels and residential properties once they have been acquired and developed.

The Company has posted limited revenues from operations based on customer sales at its discount retail stores. The Company posted revenues of approximately $166,492 during the year ending December 31, 2014. During the partial-year 2012 and full-year 2013, the Company generated no revenues.

The Company has not generated profits and has posted net losses since inception. The Company posted net losses of ($1,357) during the partial-year 2012, net losses of ($157,319) in the full-year 2013 and net losses of ($346,763) for the year ending December 31, 2014.

Equipment Financing

The Company has no existing equipment financing arrangements.

THE COMPANY

Change of Control

The Company was incorporated in the State of Delaware in July 2012, and was formerly known as Sandgate Acquisition Corporation. In July 2013, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sandgate Acquisition Corporation to Sunstock, Inc.

Relationship with Tiber Creek Corporation

The Company previously entered into an engagement agreement with Tiber Creek Corporation, a Delaware corporation (“Tiber Creek”), whereby Tiber Creek would provide assistance to the Company in effecting transactions for the Company to combine with a public reporting company, including: transferring control of such reporting company to the Company; preparing the business combination agreement; effecting the business combination; causing the preparation and filing of forms, including a registration statement, with the Securities and Exchange Commission; assist in listing its securities on a trading exchange; and assist in establishing and maintaining relationships with market makers and broker-dealers.

Under the agreement, Tiber Creek is entitled to receive cash fees from the Company. In addition, the Company’s then-current shareholders, Tiber Creek and MB Americus, LLC, a California limited liability company (“MB Americus”), were permitted to retain the aggregate total of 500,000 shares.

In general, Tiber Creek holds interests in inactive Delaware corporations which may be used by issuers (such as the Company) to reincorporate their business in the State of Delaware and capitalize the issuer at a level and in a manner (i.e. the number of authorized shares and rights and preferences of shareholders) that is appropriate for a public company. Otherwise, these corporations are inactive, and Tiber Creek does not conduct any business in such corporations.

James Cassidy and James McKillop (who is the sole owner of MB Americus, an affiliate of Tiber Creek) serve only as interim officers and directors of these corporations (such as Sandgate Acquisition Corporation) until such time as the changes of control in such corporations are effectuated to the ultimate registering issuers. As the role of Tiber Creek is essentially limited to preparing the corporate structure and organizing the Company for becoming a public company, the roles of Mr. Cassidy and Mr. McKillop are generally limited to facilitating such change of control and securities registration transactions.

Employees

Currently, the Company has one employee that receives Compensation and Benefits. This employee has agreed to work for the Company for one year as a full-time employee, and the Company has agreed to pay the employee 100,000 shares of common stock. The other full-time employee and three part-time employees are shareholders of the Company who have agreed to assist the Company without pay until the Company is more stable and has recurring cash flow from operations.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

The company is currently in the process of responding to comments from the filing of Form S-1/A as of December 19, 2014.

Item 2. Properties.

The Company currently uses the residence of Jason C. Chang for its corporate office at no cost to the company. The Company has no other properties and at this time has no agreements to acquire any properties.

The Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store. The lease requires combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014. On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store. The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. The company has recorded deferred rent related to this lease, which approximated $22,000 and was included in accounts payable in the accompanying balance sheet of December 31, 2014. This store began operations on May 8, 2014.

On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets until a new location is expected to open in the first quarter of 2015. Related rents and associated costs have ceased with a final settlement pending. On January 27, 2015 the Company filed a lawsuit to recover these costs either through insurance proceeds or landlord settlement.

Rent due under the initial term of the agreement was as follows:

●	$47,560 over 10 months for 2015

●	$52,316 over 12 months for 2016

●	$52,316 per year 2017, 2018 and 2019

Item 3. Legal Proceedings.

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on its balance sheet as of December 31, 2014 and 2013.

On January 27, 2015 the Company filed a lawsuit to recover costs associated with the August 2014 closing of the first store due to substandard electrical wiring by the landlord. Management and legal counsel are confident the issue will be resolved within the second quarter of 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is currently no public market for the Company’s securities.

Following a business combination, a target company will normally wish to cause the Company’s common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

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

In general, there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

As of December 31, 2014, there are 9,231,397 shares of common stock outstanding of which 7,316,012 shares are owned by officers and directors of the Company. There are approximately 40 holders of our common stock.

The shares of common stock held by current shareholders are considered “restricted securities” subject to the limitations of Rule 144 under the Securities Act. In general, securities may be sold pursuant to Rule 144 after being fully-paid and held for more than 12 months. While affiliates of the Company are subject to certain limits in the amount of restricted securities they can sell under Rule 144, there are no such limitations on sales by persons who are not affiliates of the Company. In the event non-affiliated holders elect to sell such shares in the public market, there is likely to be a negative effect on the market price of the Company’s securities. There is no dividend policy currently in place.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statement and related Notes thereto included in Part II, Item 8 of this Report before deciding to purchase, hold or sell our common stock.

Sunstock, Inc., formerly Sandgate Acquisition Corporation (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Since inception, Sunstock has been in the developmental stage and its operations to date have been limited to issuing shares of common stock and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. The Company also has opened its first discount retail store in February 2014 and a second store in May of 2014.

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

New management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company entered into the investment in precious metals as listed on their Balance sheet ending December 31, 2014 of $1,686. In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease requires monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

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

As of December 31, 2014, The Company has not posted operating income since inception. It has an accumulated deficit of ($505,439) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

The Company has sustained operating losses since inception. It has an accumulated deficit of (346,761) as of December 31, 2014. The Company’s Independent Registered Public Accounting firm have indicated there is substantial doubt about the continuation of the Company as a going concern. Continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Inventories:

Inventories are stated at the lower of cost or market value. We regularly monitor potential excess, or obsolete, inventory by analyzing the usage for parts on hand and comparing the market value to cost. When necessary, we reduce the carrying amount of our inventory to its market value.

Stock-Based Compensation:

All share-based payments are recognized in the consolidated financial statements based upon their fair values.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC Topic 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

2014 Year-End Analysis Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

As of December 31, 2014, Sunstock has generated revenues of $166,492 on cost of revenue and operating expenses of $513,255 with limited cash flows from operations since inception. For the year ended December 31, 2014, Sunstock had sustained a net loss of ($346,763), and had accumulated a deficit of ($505,439).

Gross profit for the year ended December 31, 2014 was $81,174 over $0 for 2013.

Operating expenses were up $269,261 or 170% as compared to $102,119 for the year ended December 31, 2014 over year end 2013. Payroll and Professional fees were a large part of that during the current year at approximately $215,000 and $125,000, respectively.

Liquidity and Capital Resources

As of December 31, 2014, the Company had $1,567 in cash and $30,377 in inventory and $4,064 in prepaid expenses. During the year ended December 31, 2014, the Company raised $45,100 in cash from stock sales.

During the period from January 1, 2015 through March 31, 2015, the Company issued 901,500 shares of common stock for proceeds of $356,000.

Item 8. Financial Statements and Supplementary Data.

The financial statements for the years ended December 31, 2014 and 2013 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 1, 2014, the Board of Directors of Sunstock, Inc. (the “Company”) accepted the resignation of its independent registered public accounting firm, Anton & Chia, LLP (“Anton & Chia”).

The prior accountant’s audited report on the financial statements for the period July 23, 2012 (inception) through December 31, 2013, contains a note as to the Company’s ability to continue as a going concern. The note indicated that the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date of the report, and /or obtain additional financing from its stockholders and/or other third parties.

The unaudited financial statements as of and for the period July 23, 2012 (inception) through June 30, 2014 contains a note as to the Company’s ability to continue as a going concern. The note indicated that the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date to the date of the report, and /or obtain additional financing from its stockholders and/or other third parties.

In connection with the audits of the Company’s financial statements for the period from July 23, 2012 (inception) to June 30, 2014 (inception) through the date of resignation, September 30, 2014, there were no disagreements with the former accountants, Anton & Chia, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

Item 9A. Controls and Procedures.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	42	President, Secretary, Director
Dr. Ramnik S. Clair	64	Vice President, Director

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

Corporate Governance.

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of two shareholders who serve as the corporate directors and officers. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only two shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

To the Company’s review that no other reports were required, during the fiscal year ended December 31, 2014 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation.

The Company’s officers and directors receive minimal cash compensation for services rendered to the Company. The officers and directors are not accruing any compensation pursuant to any agreement with the Company. For the year ending December 31, 2014 the Company recorded compensation to its CEO for the following:

●	During the year ended December 31, 2014, the Company’s chief executive officer was granted 1,846,012 shares of common stock for the conversion of $18,460 of amounts due. Based on the estimated fair value of the common shares, the Company recorded approximately $166,000 of compensation expense to the officer; as such shares were considered compensatory for services provided through December 31, 2014.

●	In August 2014, the Company entered into a note receivable agreement of approximately $33,000 with the Company’s CEO and chairman of the board of directors. At September 30, 2014, the entire balance was due. In November 2014, such amount was reclassified to compensation expense. Effective July 30, 2002, Section 402 of the Sarbanes-Oxley Act of 2002 amended the Securities Exchange Act of 1934 to prohibit U.S. and foreign companies with securities traded in the United States of America from making, or arranging for third parties to make, nearly any type of personal loan to their directors and executive officers. Violations of the Sarbanes-Oxley loan prohibition are subject to the civil and criminal penalties applicable to violations of the Exchange Act.

●	During the year ended December 31, 2013, the Company’s Chief Executive Officer received $16,000 directly from an investor in connection with the issuance of 75,000 shares of the Company’s common stock. During the year ended December 31, 2014, the Company recorded compensation of $16,000; as such amounts were not remitted to the Company by the officer.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company currently does not compensate its directors.

The Company does not have compensation or audit committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2014, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Jason C. Chang
111 Vista Creek Circle
Sacramento, CA 95835	7,046,012	76%

Dr. Ramnik C. Clair
111 Vista Creek Circle
Sacramento, CA 95835	270,000	3%

All Executive Officers and Directors as a Group (2 Persons)	7,316,012	79%

Based upon 9,231,397 Shares outstanding as of the date of December 31, 2014.

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

On October 18, 2013, Sunstock issued 4,200,000 shares of common stock to Jason C. Chang, the Company’s Chief Executive Officer and a director, in exchange for $96,244 of loans Mr. Chang made to the Company. On February 1, 2014 the Company issued 1,846,012 common shares to the Company’s president, who is also a director and majority shareholder of the Company, at a price of $0.01 per share for an aggregate price of $18,460. Mr. Chang is a 76% shareholder of Sunstock as of December 31, 2014.

On October 21, 2013, Sunstock issued 240,000 shares of common stock to Dr. Ramnik C. Clair, The Company’s vice president and a director, for an aggregate amount of $60,000. On March 15, 2014, the Company issued 30,000 shares of the Company’s common stock to a director, who is also a Senior Vice President, for a price of $3,000, or $0.10 per share for service rendered. Dr. Clair is a 3% shareholder of Sunstock.

The Company maintains a line of credit with shareholder Mike Lee, a consultant and holder of approximately 100,000 shares, there was an outstanding balance of approximately $16,000 at December 31, 2014.

The combined parents to Jason C. Chang, the Company’s Chief Executive Officer and a director, worked for no compensation for the year ending December 31, 2014.

During the year ended December 31, 2014, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2014, the Company’s chief executive officer was granted 1,846,012 shares of common stock for the conversion of $18,460 of amounts due. Based on the estimated fair value of the common shares, the Company recorded approximately $166,000 of compensation expense to the officer; as such shares were considered compensatory for services provided.

●	In August 2014, the Company entered into a note receivable agreement of approximately $33,000 with the Company’s CEO and chairman of the board of directors. At September 30, 2014, the entire balance was due. In November 2014, such amount was reclassified to compensation expense. Effective July 30, 2002, Section 402 of the Sarbanes-Oxley Act of 2002 amended the Securities Exchange Act of 1934 to prohibit U.S. and foreign companies with securities traded in the United States of America from making, or arranging for third parties to make, nearly any type of personal loan to their directors and executive officers. Violations of the Sarbanes-Oxley loan prohibition are subject to the civil and criminal penalties applicable to violations of the Exchange Act.

●	During the year ended December 31, 2013, the Company’s Chief Executive Officer received $16,000 directly from an investor in connection with the issuance of 75,000 shares of the Company’s common stock. During the year ended December 31, 2014, the Company recorded compensation of $16,000; as such amounts were not remitted to the Company by the officer.

James M. Cassidy is the former president and former director of Sunstock and the sole officer, director and the shareholder of Tiber Creek Corporation, which is a 3% shareholder of Sunstock.

James McKillop is a former vice president and a former director of Sunstock and the sole manager and member of MB Americus LLC, which is a 3% shareholder of Sunstock.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed or expected to be billed for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2014	December 31, 2013
Audit Fees
Anton & Chia, LLC	$25,000	$6,120
Hartley Moore Accountancy Corporation	19,000	-
	$44,000	$6,120

AUDIT-RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

Includes accounting fees and related SEC filing fees.

AUDIT COMMITTEE POLICIES AND PROCEDURES

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

SUNSTOCK, INC.

Dated: April 15, 2015	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer and Chairman
(Principal Executive and Financial Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	OFFICE	DATE

/s/ Jason C. Chang	President, Chief Financial Officer and Chairman	April 15, 2015
Jason C. Chang	(Principal Executive and Financial Officer)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunstock, Inc. (a development stage company)

We have audited the accompanying balance sheet of Sunstock, Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2013 and the periods from July 23, 2012 (Inception) through December 31, 2012 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
June 23, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sunstock, Inc.

We have audited the accompanying balance sheet of Sunstock, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunstock, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses and used cash in operating activities for the year ended December 31, 2014 and has an accumulated deficit of approximately $505,000 and negative working capital at December 31, 2014. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Hartley Moore Accountancy Corporation
Irvine, California
April 15, 2015

SUNSTOCK, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current assets
Cash	$1,567	$10,632
Inventory	30,377	-
Prepaid expenses	4,064	94,976
Total Current Assets	36,008	105,608
Property and equipment-net	8,947	-
Security deposits	4,756	5,226
Total assets	$49,711	$110,834

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$40,068	$935
Accrued litigation	55,200	55,200
Loan from shareholder	-	6,694
Total Current Liabilities	95,268	62,829
Total liabilities	95,268	62,829

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,231,397 and 7,044,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	923	704
Subscriptions receivable	-	(16,000)
Additional paid - in capital	458,959	221,977
Accumulated deficit	(505,439)	(158,676)
Total stockholders’ equity (deficit)	(45,557)	48,005
Total liabilities and stockholders’ equity (deficit)	$49,711	$110,834

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenue	$166,492	$-
Cost of revenue	85,318	-
Gross profit	81,174	-

Operating expenses	427,937	102,119

Operating loss	(346,763)	(102,119)
Other expense:
Extraordinary charge for litigation	-	55,200

Loss before income tax	(346,763)	(157,319)
Income tax	-	-

Net loss	$(346,763)	$(157,319)

Loss per share – basic and diluted	$(0.04)	$(0.01)

Weighted average shares – basic and diluted	8,997,320	12,815,115

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

Statement of Changes in Stockholders’ Equity (Deficit)

		Common	Additional Paid-In	Stock Subscription	Accumulated
	Shares	Stock	Capital	Receivable	Deficit	Total
Balance at December 31, 2012	20,000,000	2,000	1,007	-	(1,357)	1,650
Cancellation of common stock	(19,500,000)	(1,950)	-			(1,950)
Issuance of common stock for cash	2,344,000	234	123,996	(16,000)		108,230
Additional contribution from shareholders			1,150			1,150
Conversion of shareholder loan to common stock	4,200,000	420	95,824			96,244
Net loss, period ended December 31, 2013					(157,319)	(157,319)
Balance at December 31, 2013	7,044,000	$704	$221,977	$(16,000)	$(158,676)	$48,005
Issuance of common shares for conversion of debt	184,600	18	18,442	-	-	18,460
Issuance of common stock for services	1,736,412	174	173,467	-	-	173,641
Issuance of common stock for cash	266,385	27	45,073	-	-	45,100
Subscription receivable issued for services	-	-	-	16,000	-	16,000
Net loss	-	-	-	-	(346,763)	(346,763)
Balance at December 31, 2014	9,231,397	$923	$458,959	$-	$(505,439)	$(45,557)

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the Year Ended December 31, 2013

OPERATING ACTIVITIES
Net loss	$(346,763)	$(157,319)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	834	-
Subscriptions receivable issued for services	16,000	-
Common stock issued for services	173,641	-
Changes in operating assets and liabilities
Inventories	(30,377)	-
Prepaid expenses	90,912	(94,976)
Deposits	470	(5,226)
Accounts payable and accrued liabilities	22,525	55,785
Net cash used in operating activities	(72,758)	(201,736)
INVESTING ACTIVITIES
Purchase of property and equipment	(9,781)	-
Cash used in investing activities	(9,781)	-

FINANCING ACTIVITIES
Loan from shareholder	11,766	102,938
Advances on line of credit, net	16,608	-
Subscriptions receivable	-	(16,000)
Redemption of common stock	-	(1,950)
Proceeds from issuance of common stock	45,100	125,380
Net cash provided by financing activities	73,474	210,368
Net change in cash	(9,065)	8,632

Cash, beginning of period	10,632	2,000

Cash, end of period	$1,567	$10,632

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Estimated fair value of common stock issued for conversion of amounts due from shareholder	$18,460	$-

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Sunstock, Inc. (formerly known as Sandgate Acquisition Corporation) (“Sunstock” or “the Company”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Sunstock operations to date have been limited to issuing shares of its common stock. Sunstock may attempt to locate and negotiate with a business entity for the combination of that target company with Sunstock. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Sunstock will be successful in locating or negotiating with any target company. Sunstock has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include but are not limited to realizability of inventories and value of stock-based transactions.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2014 and 2013.

INVENTORIES

Inventories consist of merchandise for sale and are stated at the lower of cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

At each balance sheet date, the Company evaluates its ending inventory quantities on hand and on order and records a provision for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2014 and 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the FASB ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the transaction is assured.

INCOME TAXES

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding increase in the valuation allowance at December 31, 2014 is $201,056. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheet at December 31, 2014.

The Company is subject to taxation in the U.S. and the state of California jurisdictions. The Company’s tax years for 2014 and forward for federal and state purposes are subject to examination by the U.S. and state of California tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the year ended December 31, 2014, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of certain of its financial assets on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At December 31, 2014, the Company’s financial instruments include cash, accounts payable, and accrued litigation. The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $505,000 as of December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31, 2014	December 31, 2013
Furniture and equipment	$9,781	$-
Less – accumulated depreciation	(834)	-
	$8,947	$-

Depreciation expense for the year ended December 31, 2014 was $834.

NOTE 5 - RELATED PARTY BALANCES

During the year ended December 31, 2014, the Company’s chief executive officer was granted 1,846,012 shares of common stock for the conversion of approximately $18,000 of amounts due. Based on the estimated fair value of the common shares, the Company recorded approximately $166,000 of compensation expense to the officer; as such shares were considered compensatory for services provided.

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

During the year ended December 31, 2013, the Company’s Chief Executive Officer received $16,000 directly from an investor in connection with the issuance of 75,000 shares of the Company’s common stock. During the year ended December 31, 2014, the Company recorded compensation of $16,000; as such amounts were not remitted to the Company by the officer.

The Company has not incurred any salaries and related expenses during 2014. The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist withoperating the Company’s store (two stores through August 2014). In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the annual expense would total $60,000 to hire and pay for comparable services. No such amounts have been recorded for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company was provided a non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. During the year ended December 31, 2014, the Company had net borrowings of approximately $17,000, which was due and payable at December 31, 2014 and included in accounts payable in the accompanying balance sheet.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store. The lease requires combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014. On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store. The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. The company has recorded deferred rent related to this lease, which approximated $22,000 and was included in accounts payable in the accompanying balance sheet of December 31, 2014. This store began operations on May 8, 2014.

On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets until a new location is expected to open in the first quarter of 2015. Related rents and associated costs have ceased with a final settlement pending. On January 27, 2015 the Company filed a lawsuit to recover these costs either through insurance proceeds or landlord settlement.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company estimates its exposure to be $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of December 31, 2014.

INDEMNITIES AND GUARANTEES

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 7 - STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, 9,231,397 shares of common stock and no preferred stock were issued and outstanding.

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

During the year ended December 31, 2014, the Company issued 266,385 shares of common stock for aggregate proceeds of $45,100 and 75,000 shares for services provided of approximately $7,500.

During the year ended December 31, 2104, the Company issued 1,846,012 shares of common stock to the Company’s CEO in exchange for amounts due approximating $18,000 and compensation for services provided through 2014 of approximately $166,000. The Company recorded such amount as a prepaid expense and amortized the entire amount through December 31, 2014 (see additional discussion at Note 9). The related compensation expense has been recorded in operating expenses in the accompanying statement of operations.

 During the year ended December 31, 2014, the Company issued 266,385 shares of common stock for aggregate proceeds of $45,100 and 75,000 shares for services provided of approximately $7,500.

NOTE 8 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the year ended December 31, 2014 is summarized below:

December 31, 2014
Current:
Federal	$-
State	800
Total current	800
Deferred:
Federal	58,996
State	10,077
Change in valuation allowance	(69,073)
Total deferred	-
Income tax provision (benefit)	$800

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

December 31, 2014
U.S. federal statutory tax rate	34.00%
State tax benefit, net	(0.15)%
Stock based compensation	(17.06)%
Other	-
Valuation allowance	(17.01)%
Effective income tax rate	(0.23)%

NOTE 8 - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

December 31, 2014
Deferred tax assets:
NOL’s	$132,077
State taxes	-
Inventory and other reserves	-
Depreciation and amortization	332
NQ stock option expense	-
Total deferred tax assets	132,409
Valuation allowance	(132,409)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $69,000 for the year ending December 31, 2014.

As of December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $113,000 which expire beginning in the year 2019. As of December 31, 2014, the Company had net operating loss carryforwards for state income tax purposes of approximately $19,000 which expire beginning in the year 2015.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses ad credits before their utilization. The Company has not performed an analysis to determine the limitation of the net operating loss carryforwards.

NOTE 9 - RESTATEMENTS

Revenues

See the Company’s Form 10-Q for the period ended September 30, 2014 for such disclosure.

Common Stock Issued for Services

The original accounting for first quarter issuances of common stock was improperly recorded. Based on management’s analysis of the underlying data, it determined that certain non-forfeitable shares were not recorded at estimated fair value. Accordingly, as such non-forfeitable shares were issued as compensation for services to be provided during 2014, the Company has determined that a prepaid expense should have been recorded and amortized through December 31, 2014.

The effect of these changes impacted the balance sheet, statements of operations and cash flows for the quarters ended March 31, June 30 and September 30, 2014. Accordingly, the changes in the balance sheets, statements of operations and cash flows for the periods described in the preceding sentence would have been adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Balance sheet at March 31, 2014:
Prepaid services	$-	$143,397	$143,397
Additional paid in capital	275,319	173,641	448,960
Accumulated deficit	(238,399)	(30,244)	(268,643)
Total stockholders’ equity	$(4,130)	$-	$(4,130)

Statement of Operations for the quarter ended March 31, 2014:
Operating expenses	$85,798	$30,244	$116,042
Net Loss	(79,723)	(30,244)	(109,967)
EPS, Basic and Diluted	$(0.01)	$(0.00)	$(0.01)

Statement of Cash Flows for the quarter ended March 31, 2014:
Net loss	$(79,723)	$(30,244)	$(109,967)
Estimated fair value of common stock issued for services	-	30,244	30,244
Noncash - common stock issued for prepaid services	$-	$173,641	$173,641

Effect of Correction	As Previously Reported (1)	Adjustment	As Restated

Balance sheet at June 30, 2014:
Prepaid services	$-	$95,946	$95,946
Additional paid in capital	275,319	173,641	448,960
Accumulated deficit	$(239,932)	$(77,695)	$(317,627)

Statement of Operations for the quarter ended June 30, 2014:
Operating expenses	$26,422	$47,451	$73,873
Net Loss	(1,533)	(47,451)	(48,984)
EPS, Basic and Diluted	$-	$(0.01)	$(0.01)

Statement of Operations for the six months ended June 30, 2014:
Operating expenses	$112,220	$77,695	$189,915
Net Loss	(81,256)	(77,695)	(158,951)
EPS, Basic and Diluted	$(0.01)	$(0.01)	$(0.02)

Statement of Cash Flows for the period ended June 30, 2014:
Net loss	$(81,256)	$(77,695)	$(158,951)
Estimated fair value of common stock issued for services	-	77,695	77,695
Noncash - common stock issued for prepaid services	$-	$173,641	$173,641

(1) See footnote 10 in the Company’s Form 10-Q for the period ended June 30, 2014 related to restated balances.

Effect of Correction	As Previously Reported	Adjustment	As Restated

Balance sheet at September 30, 2014:
Prepaid services	$-	$47,973	$47,973
Additional paid in capital	285,318	173,641	458,959
Accumulated deficit	$(252,873)	$(125,668)	$(378,541)

Statement of Operations for the quarter ended September 30, 2014:
Operating expenses	$41,631	$47,973	$89,604
Net Loss	(12,963)	(47,973)	(60,936)
EPS, Basic and Diluted	$-	$(0.01)	$(0.01)

Statement of Operations for the nine months ended September 30, 2014:
Operating expenses	$153,851	$125,668	$279,519
Net Loss	(94,197)	(125,668)	(219,865)
EPS, Basic and Diluted	$(0.01)	$(0.01)	$(0.02)

Statement of Cash Flows for the period ended September 30, 2014:
Net loss	$(94,197)	$(125,668)	$(219,865)
Estimated fair value of common stock issued for services	-	125,668	125,668
Noncash - common stock issued for prepaid services	$-	$173,641	$173,641

NOTE 10 - SUBSEQUENT EVENTS

On January 27, 2015 the Company filed a lawsuit to recover costs associated with the August 2014 closing of the first store due to substandard electrical wiring by the landlord. Management and legal counsel are confident the issue will be resolved within the first or second quarter of 2015.

In January and February 2015, the Company invested in precious metals (silver) for an aggregate purchase price of approximately $220,000 as of March 31, 2015. The management anticipates shifting more of its capital in this direction in 2015.

In March 2015, the Company issued 901,500 shares of common stock for proceeds of $356,000.

