Form 10-Q
period 2015-03-31
Sunstock, Inc.
filed 2015-05-21
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Common Stock, par value $0.0001	10,273,297

Documents incorporated by reference: None

2

ITEM 1. FINANCIAL STATEMENTS

3

Part I - Financial Information

 Item 1. Financial Statements

SUNSTOCK, INC.
BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$126,983	$1,567
Marketable securities	29,798	-
Inventory - products	28,502	30,377
Inventory - silver	222,538	-
Subscriptions receivable	27,700	-
Prepaid expenses	2,378	4,064
Total Current Assets	437,899	36,008
Property and equipment-net	8,610	8,947
Security deposits	4,756	4,756
Total assets	$451,265	$49,711

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$28,978	$40,068
Accrued litigation	55,200	55,200
Securities sold - not yet purchased	50,100	-
Deferred revenue	600	-
Total Current Liabilities	134,878	95,268
Total liabilities	134,878	95,268

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,263,297 and 9,231,397 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1,026	923
Additional paid - in capital	869,256	458,959
Accumulated deficit	(553,895)	(505,439)
Total stockholders’ equity (deficit)	316,387	(45,557)
Total liabilities and stockholders’ equity (deficit)	$451,265	$49,711

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Revenue	$17,431	$20,076
Cost of revenue	7,968	14,001
Gross profit	9,463	6,075
Operating expenses	59,699	116,042

Operating loss	(50,236)	(109,967)
Other income:
Realized gains on investments in marketable securities	1,780
Loss before income tax	(48,456)	(109,967)
Income tax	-	-

Net loss	$(48,456)	$(109,967)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	9,469,781	8,302,130

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net loss	$(48,456)	$(109,967)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on marketable securities	(1,780)	-
Depreciation	337	132
Estimated fair value of common stock issued for services	26,700	-
Changes in operating assets and liabilities
Inventories - products	1,875	(28,000)
Inventories - silver	(222,538)	-
Prepaid expenses	1,686	94,976
Deposits	-	2,413
Deferred revenue	600	-
Accounts payable and accrued liabilities	(11,090)	282
Net cash used in operating activities	(252,666)	(40,164)

INVESTING ACTIVITIES
Purchases of marketable securities	(173,747)	-
Proceeds from the sale of marketable securities	195,829	-
Purchase of property and equipment	-	(3,860)
Cash used in investing activities	22,082	(3,860)

FINANCING ACTIVITIES
Loan from shareholder	-	(6,693)
Estimated fair value of common stock issued for services	-	30,244
Proceeds from issuance of common stock	356,000	27,588
Net cash provided by financing activities	356,000	51,139
Net change in cash	125,416	7,115
Cash, beginning of period	1,567	10,632
Cash, end of period	$126,983	$17,747

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Subscriptions receivable from the common stock	$27,700	$25,972
Securities sold - not yet purchased	$50,100	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In December 2014, the Company purchased 100 ounces of silver. In 2015, the Company anticipates purchasing additional precious metals and shifting more of its capital to the acquisition of precious metals. The Company holds physical coins and bullion rather than contracts for delivery of precious metals or certificates. In time of economic crisis, there may be no guarantee of the delivery of precious metals as contracts and certificates may exceed available stock.

Currently, the Company anticipates holding its precious metals as a long term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500.

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements and the interim unaudited condensed consolidated financial statements as of March 31, 2015 and 2014 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three months ended March 31, 2015 and 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2015, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include but are not limited to valuation of marketable securities, realizability of inventories and value of stock-based transactions.

Business Segments

The Company currently operates in one segment and in one geographic location in the United States of America. Although the Company has dollar store operations and holds quantities of silver, the Company considers itself to operate in one segment.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2015.

INVENTORIES

Inventories consist of merchandise for sale and are stated at the lower of cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

Inventories – silver consists primarily of silver and small amounts of gold held for sale and are stated at cost. Currently, the Company anticipates holding its precious metals as a long term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500.

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

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, a impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred as of March 31, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

As of March 31, 2015, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

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

As of March 31, 2015, the Company’s financial instruments include cash, investments in marketable securities, accounts payable, securities sold – not yet purchased and accrued litigation. The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments. The fair value of the marketable securities as determined based on quoted prices in active markets for identicle assets or level 1 inputs.

NOTE 2 – INVESTMENTS IN MARKETABLE SECURITIES

The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determined the appropriate classification of its investments at the time of purchase and reevaluated such designation at each balance sheet date.

Marketable debt and equity securities that were bought and held principally for the purpose of selling them in the near term were classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and were reported in earnings in the statements of operations. As of March 31, 2015, the Company classifies its securities as trading.

Changes in fair value of securities sold, not yet purchased are recognized in earnings currently and in the same caption as gains and losses on securities.

NOTE 3 – GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $527,000 as of March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

NOTE 5 – FAIR VALUE DISCLOSURE

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall. No transfers among the levels within the fair value hierarchy occurred during the three months ended March 31, 2015.

	Fair Value

Investments in marketable securities	Level 1	$29,798
Securities sold, not yet purchased	Level 1	$(50,100)

For the three months ended March 31, 2015, the Company recorded a realized loss of $1,780.

NOTE 6 – PROPERTY AND EQUPMENT

	March 31, 2015	December 31, 2014
Furniture and equipment	$9,781	$9,781
Less - accumulated depreciation	(1,171)	(834)
	$8,610	$8,947

Depreciation expense as of March 31, 2015 was $1,171.

NOTE 7 – RELATED PARTY BALANCES

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

The Company has not incurred any salaries and related expenses during 2014 or 2015. The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist with operating the Company’s store (two stores through August 2014). In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the quarterly expense would total $15,000 to hire and pay for comparable services. No such amounts have been recorded for the three months ended March 31, 2015 or 2014.

The Company has a non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. During the three months ended March 31, 2015, the Company had no borrowings and no amounts due.

In January 2015, the Company’s CEO has provided the Company with a revolving line of credit of up to $120,000. All principal and interest (5%) shall be due and payable in January 2016. There were no borrowings under the revolving line during the three months ended March 31, 2015.

NOTE 8 – COMMITMENTS AND CONTINGIENCIES

The Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store. The lease requires combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014. On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store. The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. The company has recorded deferred rent related to this lease, which approximated $29,000 and was included in accounts payable in the accompanying balance sheet of March 31, 2015. This store began operations on May 8, 2014.

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

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company estimates its exposure to be $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of March 31, 2015.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company estimates its exposure to be $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of March 31, 2015.

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

NOTE 9 – STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, 9,231,397 shares of common stock and no preferred stock were issued and outstanding.

During the three months ended March 31, 2015, the Company issued 966,900 shares of common stock for aggregate proceeds of $356,000 and $27,700 as a stock subscription receivable, subsequently received in April 2015 and 65,000 shares for services provided valued at approximately $27,000.

NOTE 10 – SUBSEQUENT EVENTS

In April 2015, the Company issued 10,000 shares of common stock for $5,000 in cash.

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

New management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company entered into the investment in precious metals as listed on their balance sheet ending December 31, 2014 of $1,686, at March 31, 2015 this amount increased to $222,538. In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease requires monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

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

Silver and other precious metals, may be used as an investment. A traditional way of investing in silver is by buying actual bullion bars. In some countries, like Switzerland and Liechtenstein, bullion bars can be bought or sold over the counter at major banks. Another means of buying and trading silver is through silver coins. Silver coins include the one ounce 99.99% pure Canadian Silver Maple Leaf and the one ounce 99.93% pure American Silver Eagle. Likewise, an increasing popular method of trading in silver and precious metals is through exchange-traded products, such as exchange-traded funds, exchange-traded notes and closed-end funds that aim to track the price of silver. Silver exchange-traded products are traded on the major stock exchanges including the London and New York Stock Exchanges.

The Company believes that stimulative monetary policies adopted by the United States, the European Union, China and Japan may cause an increase in inflation. Gold and silver have traditionally served as a hedge against economic uncertainty and high inflation.

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

As of March 31, 2015, The Company has not posted operating income since inception. It has an accumulated deficit of ($527,195) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Discussion of the Three Months ended March 31, 2015

The Company generated revenues during the three months ended March 31, 2015 of $17,431 as compared to $20,076 in revenues posted for the three ended March 31, 2014. The decrease in revenues is primarily due to the closing of the first store location in August 2014 and sales at the second store not at pace with the first quarter of 2014.

During the three months ended March 31, 2015, the Company posted an operating loss of $48,456 as compared to an operating loss of $109,967 for the three months ending March 31, 2014, such decrease is primarily related to a decrease in expenses related to dollar store advisory services.

During the three months ended March 31, 2015, the Company used net cash of $252,666 in its operations and $22,082 used in financing activities. During such period, the Company also generated cash from financing activities in the amount of $356,000. The Company had a cash balance of $126,983 as of March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2015, the Company had $126,983 in cash and $28,502 in inventory – products,, $222,538 in inventory - silver. During the three months ended March 31, 2015, the Company raised $356,000 in cash from the issuance of its common stock

Contractual Obligations

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of March 31, 2015.

There is no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ending March 31, 2015, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares	Consideration

March, 2015	Other parties	901,500	$356,000

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

SUNSTOCK, INC.

Dated: May 21, 2015	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
for the period covered by this Report

