Form 10-Q
period 2015-06-30
Sunstock, Inc.
filed 2015-08-13
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
Common Stock, par value $0.0001	10,337,797

Documents incorporated by reference: None

2

ITEM 1. FINANCIAL STATEMENTS

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

SUNSTOCK, INC.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$27,201	$1,567
Marketable securities	56,700	-
Inventory - products	25,296	30,377
Inventory - silver	278,438	-
Prepaid expenses	2,378	4,064
Total Current Assets	390,013	36,008
Property and equipment-net	10,585	8,947
Security deposits	4,756	4,756
Total assets	$405,354	$49,711

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$30,277	$39,249
Accrued litigation	55,200	55,200
Accrued taxes payable	1,257	819
Securities sold - not yet purchased	34,076	-
Total Current Liabilities	120,810	95,268
Total liabilities	120,810	95,268

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,273,297 and 9,231,397 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,027	923
Additional paid - in capital	874,255	458,959
Accumulated deficit	(590,738)	(505,439)
Total stockholders’ equity (deficit)	284,544	(45,557)
Total liabilities and stockholders’ equity (deficit)	$405,354	$49,711

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenue	$19,503	$38,113	$37,003	$58,189
Cost of revenue	10,401	24,774	18,368	38,775
Gross profit	9,102	13,339	18,635	19,414

Operating expenses	52,341	26,422	112,110	112,220

Operating loss	(43,239)	(13,083)	(93,475)	(92,806)
Other income:
Realized gains on investments in marketable securities	7,196		8,976

Loss before income tax	(36,043)	(13,083)	(84,499)	(92,806)
Income tax	800	-	800	-

Net loss	$(36,843)	$(13,083)	$(85,299)	$(92,806)

Loss per share - basic and diluted	$(0.00)	$-	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	10,270,989	9,216,012	9,872,599	8,874,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(85,299)	$(92,806)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on marketable securities	(8,976)	-
Depreciation	867	160
Estimated fair value of common stock issued for services	26,700	-
Changes in operating assets and liabilities
Inventories - products	5,081	(43,474)
Purchases of marketable securities	(2,867,411)	-
Proceeds from the sale of marketable securities	2,853,763	-
Prepaid expenses	1,686	92,598
Deposits	-	470
Deferred revenue	-	(33,000)
Accounts payable and accrued liabilities	(8,534)	1,666
Net cash used in operating activities	(82,123)	(74,386)
INVESTING ACTIVITIES
Inventories - silver	(278,438)	-
Purchase of property and equipment	(2,505)	(6,531)
Note Receivable from Shareholder	-	33,000
Cash used in investing activities	(280,943)	26,469
FINANCING ACTIVITIES
Loan from shareholder	-	(6,694)
Subscription receivable	-	(6,404)
Proceeds from issuance of common stock	388,700	53,560
Net cash provided by financing activities	388,700	40,462
Net change in cash	25,634	(7,455)
Cash, beginning of period	1,567	10,632
Cash, end of period	$27,201	$3,177
SUPPLEMENTAL DISCLOSURE OF NON-CASH
Securities sold - not yet purchased	$34,076	$-
Common stock issued for debt	$-	$6,838
Common stock issued for shareholder receivable	$-	$11,622

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

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements and the interim unaudited condensed consolidated financial statements as of June 30, 2015 and 2014 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three and six months ended June 30, 2015 and 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2015, the condensed consolidated results of its operations for the three and six months ended June 30, 2015 and 2014, and the statements of cash flows for the six months ending June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015.

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

PRECIOUS METALS

Inventory – silver: principally includes bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory - silver are subsequently recorded at their fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.

The change in fair value of the precious metals was considered insignificant and no such gain / loss was included in the financial statements herein.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred as of June 30, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

As of June 30, 2015, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

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

As of June 30, 2015, the Company’s financial instruments include cash, investments in marketable securities, accounts payable, securities sold – not yet purchased and accrued litigation. The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments. The fair value of the marketable securities as determined based on quoted prices in active markets for identical assets or level 1 inputs.

NOTE 2 - INVESTMENTS IN MARKETABLE SECURITIES

The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determined the appropriate classification of its investments at the time of purchase and reevaluated such designation at each balance sheet date.

Marketable debt and equity securities that were bought and held principally for the purpose of selling them in the near term were classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and were reported in earnings in the statements of operations. As of June 30, 2015, the Company classifies its securities as trading.

Changes in fair value of securities sold, not yet purchased are recognized in earnings currently and in the same caption as gains and losses on securities.

NOTE 3 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $591,000 as of June 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 5 - FAIR VALUE DISCLOSURE

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall. No transfers among the levels within the fair value hierarchy occurred during the three months ended June 30, 2015.

	Fair Value

Investments in marketable securities	Level 1	$56,700
Securities sold, not yet purchased	Level 1	$(34,076)

For the three and six months ended June 30, 2015, the Company recorded a realized gain of $7,196 and $8,976, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 2015	December 31, 2014
Furniture and equipment	$12,286	$9,781

Less - accumulated depreciation	(1,701)	(834)
	$10,585	$8,947

Depreciation expense as of June 30, 2015 was $867.

NOTE 7 - RELATED PARTY BALANCES

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

NOTE 7 - RELATED PARTY BALANCES (Continued)

The Company has not incurred any salaries and related expenses during 2014 or 2015. The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist with operating the Company’s store (two stores through August 2014). In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the quarterly expense would total $15,000 to hire and pay for comparable services. No such amounts have been recorded for the three and six months ended June 30, 2015 or 2014.

The Company has a non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. During the three months ended June 30, 2015, the Company had no borrowings and no amounts due.

In January 2015, the Company’s CEO has provided the Company with a revolving line of credit of up to $120,000. All principal and interest (5%) shall be due and payable in January 2016. There were no borrowings under the revolving line during the three months ended June 30, 2015.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store. The lease requires combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014. On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store. The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. The company has recorded deferred rent related to this lease, which approximated $29,000 and was included in accounts payable in the accompanying balance sheet of June 30, 2015. This store began operations on May 8, 2014.

On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets until a new location is expected to open in the first quarter of 2015. Related rents and associated costs have ceased with a final settlement pending. On January 27, 2015 the Company filed a lawsuit to recover these costs either through insurance proceeds or landlord settlement, at June 30, 2015 there has been no change in this position.

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Change as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company estimates its exposure to be $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of June 30, 2015.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Change as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company estimates its exposure to be $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of June 30, 2015.

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

NOTE 9 - STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2015, 10,273,297 shares of common stock and no preferred stock were issued and outstanding.

During the six months ended June 30, 2015, the Company issued 976,900 shares of common stock for aggregate proceeds of $388,700 and 65,000 shares for services provided valued at approximately $27,000.

NOTE 10 - SUBSEQUENT EVENTS

In July 2015, the Company issued 64,500 shares of common stock in return for $19,800 and also purchased additional quantities of silver and gold for approximately $49,800 in cash.

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

Management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company entered into the investment in precious metals as listed on their balance sheet ending December 31, 2014 of $1,686, at June 30, 2015 this amount increased to $278,438. In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease requires monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

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

The Company believes that simulative monetary policies adopted by the United States, the European Union, China and Japan may cause an increase in inflation. Gold and silver have traditionally served as a hedge against economic uncertainty and high inflation.

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

As of June 30, 2015, The Company has not posted operating income since inception. It has an accumulated deficit of ($590,738) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Recent developments

On July 10, 2015, Sunstock received notice of effectiveness from the Securities and Exchange Commission.

On July 30, 2015, Sunstock contracted with Globex Transfer, LLC, a transfer agent, to manage its stock transactions.

On August 10, 2015, Glendale Securities Inc. filed FORM 211 on behalf of Sunstock with Financial Industrial Regulatory Authority.

Discussion of the Three Months ended June 30, 2015

The Company generated revenues during the three months ended June 30, 2015 of $19,503 as compared to $38,113 in revenues posted for the three ended June 30, 2014. The decrease in revenues is primarily due to the closing of the first store location in August 2014.

During the three months ended June 30, 2015, the Company posted an operating loss of $43,239 as compared to an operating loss of $13,083 for the three months ending June 30, 2014, such decrease is primarily related to the decrease in revenues from the closing of the first store in August 2014.

Discussion of the Six Months ended June 30, 2015

The Company generated revenues during the six months ended June 30, 2015 of $37,003 as compared to $58,189 in revenues posted for the six ended June 30, 2014. The decrease in revenues is primarily due to the closing of the first store location in August 2014.

During the six months ended June 30, 2015, the Company posted an operating loss of $93,475 as compared to an operating loss of $92,806 for the six months ending June 30, 2014, such decrease is primarily related to the decrease in revenues from the closing of the first store in August 2014 and increased professional fees in 2015 for the registering process of the Company stock.

During the six months ended June 30, 2015, the Company used net cash of $82,123 in its operations and $280,943 used in investing activities. During such period, the Company also generated cash from financing activities in the amount of $388,700. The Company had a cash balance of $27,201 as of June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, the Company had $27,201 in cash and $25,296 in inventory – products and $278,478 in inventory - silver. During the six months ended June 30, 2015, the Company raised $388,700 in cash from the issuance of its common stock.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the year ended December 31, 2014, audit adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

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

There is no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ending June 30, 2015, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares	Consideration
June, 2015	Other parties	140,400	$59,400

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

ITEM 6. EXHIBITS

(a) Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: August 13, 2015	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
for the period covered by this Report

