Form 10-Q/A
period 2015-06-30
Sunstock, Inc.
filed 2015-08-19
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 of Sunstock, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 13, 2015 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

EXHIBIT INDEX

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: August 19, 2015	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
for the period covered by this Report