Form 10-Q
period 2015-09-30
Sunstock, Inc.
filed 2015-11-09
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 9, 2015
Common Stock, par value $0.0001	10,482,103

Documents incorporated by reference: None

2

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

SUNSTOCK, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$2,333	$1,567
Marketable securities	41,610	-
Inventory - products	28,016	30,377
Inventory - silver	302,994	-
Prepaid expenses	2,379	4,064
Total Current Assets	377,332	36,008
Property and equipment-net	10,055	8,947
Security deposits	4,756	4,756
Total assets	$392,143	$49,711

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$30,740	$40,068
Accrued litigation	55,200	55,200
Accrued taxes payable	1,501	-
Total Current Liabilities	87,441	95,268
Total liabilities	87,441	95,268

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,406,547 and 9,231,397 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,040	923
Additional paid - in capital	964,042	458,959
Accumulated deficit	(660,380)	(505,439)
Total stockholders’ equity (deficit)	304,702	(45,557)
Total liabilities and stockholders’ equity (deficit)	$392,143	$49,711

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$11,696	$53,821	$48,699	$145,071
Cost of revenue	6,668	25,153	25,036	85,417
Gross profit	5,028	28,668	23,663	59,654

Operating expenses	39,266	41,631	151,376	153,851

Operating loss	(34,238)	(12,963)	(127,713)	(94,197)
Other income:
Unrealized loss on investments in precious metals	(32,632)	-	(32,632)	-
Realized gain (loss) on investments in marketable securities	(2,772)	-	6,204	-

Loss before income tax	(69,642)	(12,963)	(154,141)	(94,197)
Income tax	-	-	800	-

Net loss	$(69,642)	$(12,963)	$(154,941)	$(94,197)

Loss per share - basic and diluted	(0.00)	$-	(0.01)	$(0.01)

Weighted average shares - basic and diluted	10,340,971	9,225,377	10,030,438	8,918,438

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(154,941)	$(94,197)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on marketable securities	(6,204)	-
Loss on investment in precious metals	32,632
Depreciation	1,398	497
Estimated fair value of common stock issued for services	26,700	3,000
Changes in operating assets and liabilities
Inventories - products	2,361	(27,500)
Purchases of marketable securities	(2,911,799)	-
Proceeds from the sale of marketable securities	2,876,393	-
Prepaid expenses	-	92,598
Deposits	-	470
Accounts payable and accrued liabilities	(7,829)	17,624
Net cash used in operating activities	(141,289)	(7,508)
INVESTING ACTIVITIES
Inventories - silver	(333,940)	-
Purchase of property and equipment	(2,505)	(8,901)
Note Receivable from Shareholder	-	(33,061)
Cash used in investing activities	(336,445)	(41,962)
FINANCING ACTIVITIES
Proceeds from loan to shareholder	-	144
Proceeds from issuance of common stock	478,500	53,722
Net cash provided by financing activities	478,500	53,866
Net change in cash	766	4,396
Cash, beginning of period	1,567	10,632
Cash, end of period	2,333	$15,028
SUPPLEMENTAL DISCLOSURE OF NON-CASH
Securities sold - not yet purchased	$-	$-
Common stock issued for services	$26,700	$-
Common stock issued for debt	$-	$6,838
Common stock issued for shareholder receivable	$-	$11,622

The accompanying notes are an integral part of these unaudited condensed financial statements

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

On July 18, 2013, the Company changed its name from Sandgate Acquisition Corporation to Sunstock, Inc. and filed a Form 8-K with the Securities and Exchange Commission noticing such name change.

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

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements and the interim unaudited condensed consolidated financial statements as of September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three and nine months ended September 30, 2015 and 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2015, the condensed consolidated results of its operations for the three and nine months ended September 30, 2015 and 2014, and the statements of cash flows for the nine months ending September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015.

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

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an Unrealized loss on investments on precious metals of $32,632 at September 30, 2015.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred as of September 30, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the transaction is assured.

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

As of September 30, 2015, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

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

As of September 30, 2015, the Company’s financial instruments include cash, investments in marketable securities, accounts payable, securities sold – not yet purchased and accrued litigation. The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments. The fair value of the marketable securities as determined based on quoted prices in active markets for identical assets or level 1inputs.

NOTE 2 - INVESTMENTS IN MARKETABLE SECURITIES

The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board FASB Accounting Standards Codification (“ASC”) Topic 320. The Company determined the appropriate classification of its investments at the time of purchase and reevaluated such designation at each balance sheet date.

Marketable debt and equity securities that were bought and held principally for the purpose of selling them in the near term were classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and were reported in earnings in the statements of operations. As of September 30, 2015, the Company classifies its securities as trading.

NOTE 3 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $660,000 as of September 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements.

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

NOTE 5 - FAIR VALUE DISCLOSURE

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall. No transfers among the levels within the fair value hierarchy occurred during the three months ended September 30, 2015.

For the three and nine months ended September 30, 2015, the Company recorded a realized loss on investments in marketable securities of $2,772 and unrealized loss on investments in precious metals of $32,632. For the nine months ended September 30, 2015 the Company recorded a realized gain on investments in marketable securities of $6,204 and an unrealized loss on investments in precious metals of $32,632.

NOTE 6 - RELATED PARTY BALANCES

The Company has not incurred any salaries and related expenses during 2014 or 2015. The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist with operating the Company’s store (two stores through August 2014). In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the quarterly expense would total $15,000 to hire and pay for comparable services. No such amounts have been recorded for the three and nine months ended September 30, 2015 or 2014.

The Company has a non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. During the nine months ended September 30, 2015, the Company had no borrowings and no amounts due.

In January 2015, the Company’s CEO has provided the Company with a revolving line of credit of up to $120,000. All principal and interest (5%) shall be due and payable in January 2016. There were no borrowings under the revolving line during the nine months ended September 30, 2015.

NOTE 7 - COMMITMENTS AND CONTINGIENCIES

The Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store. The lease requires combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014. On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store. The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. The company has recorded deferred rent related to this lease, which approximated $29,000 and was included in accounts payable in the accompanying balance sheet of September 30, 2015. This store began operations on May 8, 2014.

On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets until a new location is expected to open in the first quarter of 2015. Related rents and associated costs have ceased with a final settlement pending. On January 27, 2015 the Company filed a lawsuit to recover these costs either through insurance proceeds or landlord settlement, at September 30, 2015 there has been no change in this position.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 7). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company estimates its exposure to be $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of September 30, 2015.

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

NOTE 8 - STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2015, 10,406,547 shares of common stock and no preferred stock were issued and outstanding.

During the nine months ended September 30, 2015, the Company issued 1,175,150 shares of common stock for aggregate proceeds of $478,500 and 65,000 shares for services provided valued at approximately $27,000.

NOTE 9 - SUBSEQUENT EVENTS

In October 2015, the Company issued 75,556 shares of common stock in return for $43,000 and also purchased additional quantities of silver for approximately $18,000 in cash.

On October 26, 2015, the Financial Industry Regulatory Agency cleared Glendale Securities, Inc.’s request for an unpriced quotation on the OTC Bulletin Board and in OTC Link for Sunstock, Inc. On October 28, 2015, the Financial Industry Regulatory Agency approved Sunstock, Inc.’s application to trade under the stock ticker symbol SSOK.

On October 29, 2015, Sunstock, Inc. received confirmation that the DTC Eligibility application for the company was sent to the Depository Trust Company – DTC.

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

Management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company entered into the investment in precious metals as listed on their balance sheet of December 31, 2014 of $1,686, at September 30, 2015 this amount increased to $302,994. In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease requires monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

In August of 2014 the first store was forced to close due to landlord substandard building code construction. The Company Currently there is no replacement location planned.

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

As of September 30, 2015, The Company has not posted operating income since inception. It has an accumulated deficit of ($660,380) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Recent developments

On July 10, 2015, Sunstock received notice of effectiveness from the Securities and Exchange Commission of its registration statement.

On July 30, 2015, Sunstock contracted with Globex Transfer, LLC, a transfer agent, to manage its stock transactions.

On August 10, 2015, Glendale Securities Inc. filed FORM 211 on behalf of Sunstock with Financial Industrial Regulatory Authority.

On October 26, 2015, Form 211 has been cleared by Financial Industrial Regulatory Authority for unpriced quotations on OTC Bulletin Board and in OTC link for SSOK, as amended.

Discussion of the Three Months ended September 30, 2015

The Company generated revenues during the three months ended September 30, 2015 of $11,696 as compared to $53,821 in revenues posted for the three months ended September 30, 2014. The decrease in revenues is primarily due to the closing of the first store location in August 2014 and remodeling of its current store during the current quarter.

During the three months ended September 30, 2015, the Company posted an operating loss of $34,238 as compared to an operating loss of $12,963 for the three months ending September 30, 2014, such decrease is primarily related to the decrease in revenues from the closing of the first store in August 2014 and an unrealized loss on investments in precious metals in the current quarter of $32,632.

Discussion of the Nine Months ended September 30, 2015

The Company generated revenues during the nine months ended September 30, 2015 of $48,699 as compared to $145,071 in revenues posted for the nine ended September 30, 2014. The decrease in revenues is primarily due to the closing of the first store location in August 2014.

During the nine months ended September 30, 2015, the Company posted an operating loss of $127,713 as compared to an operating loss of $94,197 for the nine months ending September 30, 2014, such decrease is primarily related to the decrease in revenues from the closing of the first store in August 2014, increased professional fees in 2015 for the registering process of the Company stock and an unrealized loss on investments in precious metals in the current quarter of $32,632.

During the nine months ended September 30, 2015, the Company used net cash of $141,289 in its operations and $336,445 used in investing activities. During such period, the Company also generated cash from financing activities in the amount of $478,500. The Company had a cash balance of $2,333 as of September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, the Company had $2,333 in cash and $28,016 in inventory – products and $302,994 in inventory - silver. During the nine months ended September 30, 2015, the Company raised $478,500 in cash from the issuance of its common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of September 30, 2015 under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of September 30, 2015.

There is no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ending September 30, 2015, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares	Consideration
July, 2015	Other parties	52,500	$42,000
August, 2015	Other parties	30,750	$22,800
September, 2015	Other parties	50,000	$25,000

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

SUNSTOCK, INC.

Dated: November 9, 2015	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer for the period covered by this Report

