Form 10-K
period 2015-12-31
Sunstock, Inc.
filed 2016-04-01
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0- as of June 30, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2016
Common Stock, par value $0.0001	10,692,103

Documents incorporated by reference: None

PART I

Item 1. Business

Background

The Company has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Summary

The Company operates a deep discount variety retail store under the name “Dollar Green Stores” (“dollar stores”) in Sacramento and intends to expand throughout California to bring in additional revenue streams from the high demand for such stores.

In September 2013, the Company’s management developed plans to open and operate two retail stores in Sacramento, California, under the named “Dollar Green Stores.” In February 2014, the Company opened its first dollar store in Sacramento, which consists of more than 2,200 square feet of retail store space. The Company opened its second dollar store in May 2014. In August 2014, the Company was forced to close its original store due to its landlord’s failure to comply with city building codes. The Company relocated the second store in December 2015 and settled the existing lease at that time. Therefore, the Company currently operates one retail store.

Additionally, the Company began trading precious metals in December 2014 with the purchase 100 ounces of silver. The Company has since purchased gold and is evaluating potentially expanding its ownership of additional precious metals. Though management has limited experience in the precious metals field they have solicited outside experts to contribute to the Company’s investment strategies.

The Company also has plans to acquire and operate hotels and residential properties in the high demand areas of California such as Southern California and the Bay Area. The Company entered into an agreement in 2015 but was not successful in completing the transaction and is currently seeking other opportunities in 2016.

The Business: Discount Retail Stores

The Company owns and operates a discount retail store and expects to expand to add additional dollar store retail locations in strategic locations throughout northern California. These strategic locations will be areas currently underserved by the dollar store channel.

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

According to a 2012 Supermarket News survey conducted in June of 2012, dollar stores sit in prime position to provide great value for everyday items such as cleaning products, personal grooming and many other personal items. The survey quotes one respondent saying that “Dollar stores are capturing paper products and cleaning products away from supermarkets, especially in small markets.” Dry food products, snacks, balloons, toys, holiday decorations, reading glasses and other popular items are also a factor in the popularity of dollar stores.

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

The Business: Precious Metals

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

At the present time, the Company does not anticipate or foresee a material effect on this line of its business from existing or probable governmental regulations.

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

The Company has begun to establish positions in precious metals and intends to begin trading such metals. Currently, the Company has acquired 21,000 ounces of silver and a small amount of gold.

The Company has yet to identify and acquire hotel or residential properties. Currently, the Company is working with PKF Capital and other commercial brokers to identify potential hotel properties for purchase. Prospective properties include medium-sized hotels and residential apartment complexes.

Pricing

At the moment, the Company’s business is in the dollar store retail sector. Thus, most products are priced at 99 cents or less. However, about 20% of the products offered at the 2,700 square feet store are priced over $1.00 due to customer requests for specific products.

Competition

The Company’s discount retail stores are part of a highly competitive industry. The basic consumer packaged goods market encompasses discount stores and many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. The Company’s direct competitors will include retail companies such as ‘Dollar General’, ‘Family Dollar’, ‘Dollar Tree’, and ’99 Cent Only Store’ to the extent that these competitors are within a similar geographic area to the Company’s stores. These competitors may have greater financial and other resources than does the Company.

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

The Company has posted limited revenues from operations based on customer sales at its discount retail stores. The Company posted revenues of approximately $69,000 and $166,000 during the years ending December 31, 2015 and 2014, respectively.

The Company has not generated profits and has posted net losses since inception. The Company posted net losses of ($346,763) for the year ended 2014 and ($202,031) for the year ended December 31, 2015.

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

Employees

Currently, the Company has one employee that receives Compensation and Benefits. This employee has agreed to work for the Company for one year (2015) as a full-time employee, and the Company has agreed to pay the employee 120,000 shares of common stock, an agreement for the year 2016 has not been agreed upon to this date. The other full-time employee and three part-time employees are shareholders of the Company who have agreed to assist the Company without pay until the Company is more stable and has recurring cash flow from operations.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently uses the residence of Jason C. Chang for its corporate office at no cost to the company. The Company has no other properties and at this time has no agreements to acquire any properties.

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2016 with a one year option.

The Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store of which has since been rescinded. The lease required combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014. On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store. The lease required monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increased gradually over the term of the lease. This store began operations on May 8, 2014 until December 2015.

On August 21, 2014, the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage Related rents and associated costs have ceased with a final settlement of $18,073, which is included in accounts payable in the accompanying balance sheet as of December 31, 2015. On January 27, 2015, the Company filed a lawsuit to recover these costs either through insurance proceeds or landlord settlement.

Rent due under the current lease term of the agreement are as follows:

● $11,700 over 6 months for 2016

Item 3. Legal Proceedings

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The suit pertains to the company reaching approval to list shares of which been culminated. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation on its balance sheet as of December 31, 2015 and 2014.

On January 27, 2015 the Company filed a lawsuit to recover costs associated with the August 2014 closing of the first store due to substandard electrical wiring by the landlord. Currently mediation is set for April 2016.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 9, 2015 the Company began light trading on the NASDAQ bulletin board under the symbol “SSOK”.

For December 2015, historical stock price due to limited trading are not available.

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

As of December 31, 2015, there are 10,482,103 shares of common stock outstanding of which 7,316,012 shares are owned by officers and directors of the Company. There are approximately 40 holders of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis in conjunction with our Financial Statement and related Notes thereto included in Part II, Item 8 of this Report before deciding to purchase, hold or sell our common stock.

Sunstock, Inc., formerly Sandgate Acquisition Corporation (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company entered into the investment in precious metals as listed on their balance sheet ended December 31, 2015 of $302,429. In September 2013, management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease required monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

Management opened an additional retail store in Sacramento, California in May of 2014 and entered into a retail shop lease for sixty-seven months beginning May 2014 for approximately 4,756 square feet. The monthly base rent for this location was $4,756, with seven months of free rent throughout the first eleven months. The base rent gradually increased until the term was to expire in 2019. This lease terminated in December 2015.

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

As of December 31, 2015, The Company has not posted operating income since inception. It has an accumulated deficit of ($707,470) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Stock-Based Compensation:

All share-based payments are recognized in the financial statements based upon their fair values.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

As of December 31, 2015, Sunstock has generated revenues of $68,873 on cost of revenue and operating expenses of $232,516 with limited cash flows from operations since inception. For the year ended December 31, 2015, Sunstock had sustained a net loss of ($202,031), and had accumulated a deficit of ($707,470).

Gross profit for the year ended December 31, 2015 was $46,130 under $81,174 for 2014.

Operating expenses were down $238,250 or 56% as compared to $427,937 for the year ended December 31, 2015 over year end 2014. Payroll and Professional fees were a large part of that during the current year at approximately $27,000 and $92,000, respectively.

Liquidity and Capital Resources

As of December 31, 2015, the Company had $13,699 in cash, $39,570 in marketable securities, $329,743 in inventories and $2,378 in prepaid expenses. During the year ended December 31, 2015, the Company raised $521,500 in cash from stock sales. The Company also received on its behalf funding from a shareholder of $20,000 during 2015.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2015 and 2014 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the reorganization of Hartley Moore Accountancy Corporation (the “Former Auditor”), its audit partners have joined Hall and Company, Inc. (“Hall”). The Former Auditor resigned as the independent registered public accounting firm of Sunstock, Inc. (the “Company”), effective February15, 2016. The Former Auditor has been the Company’s auditor since October 1, 2014.

As a result of the above, the Audit Committee of the Board of Directors (the “Audit Committee”), and the Board of Directors of the Company, on February15, 2016, approved the resignation of the Former Auditor effective February 15, 2016, and the engagement of Hall as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2015 effective February 15, 2016.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by the Former Auditor.

The Company has not consulted with Hall for the fiscal year ended December 31, 2015, and the interim period ending February 15, 2016 regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

In connection with the audit of the fiscal year ended December 31, 2014, and through February 15, 2016, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Former Auditor’s reports on the Company’s consolidated financial statements as of and for the year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except a going concern emphasis of matter paragraph

During the Company’s two most recent completed fiscal years, and interim period through February 15, 2016, there were no “reportable events” as such term is described in Item 304(a)(1)(iv) of Regulation S-K with the Former Auditor.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	43	President, Secretary, Director
Dr. Ramnik S. Clair	65	Vice President, Director

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

Corporate Governance.

For reasons similar to those described above, the Company does not have a nominating compensation nor audit committee of the board of directors. At this time, the Company consists of two shareholders who serve as the corporate directors and officers. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only two shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

To the Company’s review that no other reports were required, during the fiscal year ended December 31, 2015 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

The Company’s officers and directors receive no cash compensation for services rendered to the Company. The officers and directors are not accruing any compensation pursuant to any agreement with the Company. For the year ended December 31, 2015 the Company did not record compensation. For the year ended December 31, 2014 the Company recorded compensation to its CEO for the following:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock Stock
Jason C. Chang 111 Vista Creek Circle Sacramento, CA 95835	7,046,012	76%

Dr. Ramnik C. Clair 111 Vista Creek Circle Sacramento, CA 95835	270,000	3%

All Executive Officers and Directors as a Group (2 Persons)	7,316,012	79%

Based upon 10,482,103 Shares outstanding as of the date of December 31, 2015.

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

The Company maintains a line of credit with a shareholder as a consultant and holder of approximately 120,000 shares, there was an outstanding balance of $20,000 as of December 31, 2015 with the balance paid in full on March 9, 2016.

The combined parents to Jason C. Chang, the Company’s Chief Executive Officer and a director, worked for no compensation for the year ending December 31, 2015 and 2014.

During the year ended December 31, 2014 and 2013, the Company recorded compensation to its CEO for the following.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or expected to be billed for each of the last two years for professional services rendered by the independent registered public accounting firms for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	December 31, 2014
Audit Fees
Anton & Chia, LLC	$2,000	$25,000
Hartley Moore Accountancy Corporation	21,000	19,000
Hall & Company	18,000	-
	$41,000	$44,000

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

SUNSTOCK, INC.

Dated: April 1, 2016	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer and Chairman (Principal Executive and Financial Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FINANCIAL STATEMENTS

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

Hartley Moore Accountancy Corporation

Irvine, California

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sunstock, Inc.

We have audited the accompanying balance sheet of Sunstock, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not posted operating income since inception and has an accumulated deficit of approximately $707,000 at December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HALL & COMPANY Certified Public Accountants & Consultants, Inc.

Irvine, CA

April 1, 2016

SUNSTOCK, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current assets
Cash	$13,699	$1,567
Marketable securities	39,570	-
Inventory - products	27,314	30,377
Inventory - silver	302,429	-
Prepaid expenses	2,378	4,064

Total Current Assets	385,390	36,008

Property and equipment-net	7,729	8,947
Security deposits	2,000	4,756

Total assets	$395,119	$49,711

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$39,307	$40,068
Accrued litigation	55,200	55,200
Total Current Liabilities	94,507	95,268

Total liabilities	94,507	95,268

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,482,103 and 9,231,397 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,048	923
Additional paid - in capital	1,007,034	458,959
Accumulated deficit	(707,470)	(505,439)

Total stockholders’ equity (deficit)	300,612	(45,557)
Total liabilities and stockholders’ equity (deficit)	$395,119	$49,711

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2015	2014

Revenue	$68,873	$166,492
Cost of revenue	33,829	85,318
Gross profit	35,044	81,174

Operating expenses	189,687	427,937

Operating loss	(154,643)	(346,763)
Other income (expense):
Unrealized loss on investments in precious metals	(51,627)	-
Realized / unrealized gain (loss) on investments in marketable securities	5,039	-

Loss before income tax	(201,231)	(346,763)
Income tax	800	-

Net loss	$(202,031)	$(346,763)

Loss per share - basic and diluted	$(0.02)	$(0.04)

Weighted average shares - basic and diluted	10,125,238	8,997,320

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

Statement of Changes in Stockholders’ Equity (Deficit)

			Additional	Stock
		Common	Paid-	Subscription	Accumulated
	Shares	Stock	In Capital	Receivable	Deficit	Total
Balance at December 31, 2013	7,044,000	$704	$221,977	$(16,000)	$(158,676)	$48,005
Issuance of common shares for conversion of debt	184,600	18	18,442	-	-	18,460
Issuance of common stock for services	1,736,412	174	173,467	-	-	173,641
Issuance of common stock for cash	266,385	27	45,073	-	-	45,100
Subsription receivable issued for services	-	-	-	16,000	-	16,000
Net loss	-	-	-	-	(346,763)	(346,763)
Balance at December 31, 2014	9,231,397	$923	$458,959	$-	$(505,439)	$(45,557)
Issuance of common stock for cash	1,185,584	119	521,381	-	-	521,500
Estimated fair value of common stock issued for services	65,122	6	26,694	-	-	26,700
Net loss	-	-	-	-	(202,031)	(202,031)
Balance at December 31, 2015	10,482,103	$1,048	$1,007,034	$-	$(707,470)	$300,612

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014

OPERATING ACTIVITIES
Net loss	$(202,031)	$(346,763)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on marketable securities, net	(5,039)	-
Loss on investment in precious metals	51,627	-
Loss on fixed asset disposal	8,095
Depreciation	2,084	834
Subscriptions receivable issued for services		16,000
Common stock issued for services	26,700	173,641
Changes in operating assets and liabilities
Inventories - products	3,063	(30,377)
Purchases of marketable secutiries	(2,910,496)	-
Proceeds from the sale of marketable securities	2,875,965	-
Prepaid expenses	1,686	90,912
Deposits	2,756	470
Accounts payable and accrued liabilities	(761)	22,525

Net cash used in operating activities	(146,351)	(72,758)
INVESTING ACTIVITIES
Inventories - silver	(354,056)	-
Purchase of property and equipment	(8,961)	(9,781)
Cash used in investing activities	(363,017)	(9,781)

FINANCING ACTIVITIES
Proceeds from loan to shareholder	-	11,766
Advances on credit line, net	-	16,608
Proceeds from issuance of common stock	521,500	45,100

Net cash provided by financing activities	521,500	73,474

Net change in cash	12,132	(9,065)

Cash, beginning of period	1,567	10,632

Cash, end of period	$13,699	$1,567

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Estimated fair value of common stock issued for conversion of amounts due from shareholder	$-	$18,460
Common stock issued for debt	$-	$6,838
Common stock issued for shareholder receivable	$-	$11,622

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

On July 18, 2013, Jason Chang and Dr. Ramnik S. Clair were named as the directors of the Company.

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company opened in February 2014. The Company opened its second retail store in May 2014. On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets. Related rents and associated costs have ceased with a final settlement expected in April of 2016. The Company’s second store was relocated in December of 2015 under a six month lease with an option for an additional one year.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include realizability of inventories and value of stock-based transactions.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015 and 2014.

Investments in Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determined the appropriate classification of its investments at the time of purchase and reevaluated such designation at each balance sheet date.

Marketable debt and equity securities that were bought and held principally for the purpose of selling them in the near term were classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and were reported in earnings in the statements of operations. As of December 31, 2015, the Company classifies its securities as trading.

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

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an Unrealized loss on investments on precious metals of ($51,627) at December 31, 2015.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2015 and 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding increase in the valuation allowance at December 31, 2015 is $79,769. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheet at December 31, 2015.

The Company is subject to taxation in the U.S. and the state of California jurisdictions. The Company’s tax years for 2013 and forward for federal and state purposes are subject to examination by the U.S. and state of California tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

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

For the years ended December 31, 2015 and 2014 there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

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

At December 31, 2015, the Company’s financial instruments include cash, marketable securities, accounts payable, and accrued litigation. The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments.

As of December 31, 2015, the Company’s financial instruments include cash, investments in marketable securities, accounts payable, securities sold – not yet purchased and accrued litigation. The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments. The fair value of the marketable securities as determined based on quoted prices in active markets for identical assets or level 1 inputs.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $707,000 as of December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330. Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in IFRS. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not believe this update will have a material effect on its consolidated financial statements and related disclosures.

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

NOTE 4 – PROPERTY AND EQUPMENT

	December 31, 2015	December 31, 2014

Furniture and equipment	$8,875	$9,781

Less – accumulated depreciation	(1,146)	(834)
	$7,729	$8,947

Depreciation expense for the year ended December 31, 2015 was $2,084.

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

The Company has not incurred any salaries and related expenses during 2015 and 2014. The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist with operating the Company’s store (two stores through August 2014). In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the annual expense would total $60,000 to hire and pay for comparable services. No such amounts have been recorded for the year ended December 31, 2015 and 2014.

During the years ended December 31, 2015 and 2014, the Company was provided a $30,000 non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. During the year ended December 31, 2015 and 2014, the Company had net borrowings of approximately $20,000 and $17,000 respectively, which are due and payable at December 31, 2015 and 2014 of which is included in accounts payable in the accompanying balance sheets. The line expires in June 2016.

In January 2015, the Company’s CEO has provided the Company with a revolving line of credit up to $120,000. All principal and interest (5%) shall be due and payable in January 2016. There were no borrowings under the revolving line during the year ended December 31, 2015. This expired in February 2016 and was not renewed.

NOTE 6 – COMMITMENTS AND CONTINGIENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year.

The Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store of which has since been rescinded. The lease required combined monthly payments of base rent of $3,733 for thirty six months beginning February 2014. On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store. The lease required monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increased gradually over the term of the lease. The company recorded deferred rent related to this lease, which approximated $22,000 and was included in accounts payable in the accompanying balance sheet of December 31, 2014. This store began operations on May 8, 2014.

On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets until a new location is expected to open in the first quarter of 2015. Related rents and associated costs have ceased with a final settlement pending. On January 27 2015, the Company filed a lawsuit to recover these costs either through insurance proceeds or landlord settlement.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company estimates its exposure to be $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheet as of December 31, 2015 and 2014.

INDEMNITIES AND GUARANTEES

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

NOTE 7 - STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 10,482,103 shares of common stock and no preferred stock were issued and outstanding.

During the year ended December 31, 2014, the Company issued 266,385 shares of common stock for aggregate proceeds of $45,100 and 75,000 shares for services provided of approximately $7,500.

During the year ended December 31, 2014, the Company issued 1,846,012 shares of common stock to the Company’s CEO in exchange for amounts due approximating $18,000 and compensation for services provided through 2014 of approximately $166,000. The Company recorded such amount as a prepaid expense and amortized the entire amount through December 31, 2014 (see additional discussion at Note 9). The related compensation expense has been recorded in operating expenses in the accompanying statement of operations.

During the year ended December 31, 2015, the Company issued 1,185,584 shares of common stock for cash proceeds of $521,500 and 65,122 shares of common stock for $26,700 of services provided.

NOTE 8 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the year ended December 31, 2015 is summarized below:

	December 31, 2015	December 31, 2014
Current:
Federal	$-	$-
State	800	800
Total current	800	800
Deferred:
Federal	59,885	58,996
State	9,897	10,677
Change in valuation allowance	(69,782)	(69,673)
Total deferred	-	-
Income tax provision	$800	$800

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31, 2015	December 31, 2014
U.S. federal statutory tax rate	34.00%	34.00%
State tax benefit, net	(0.26)%	(0.15)%
Stock based compensation	(4.49)%	(17.06)%
Other	-	-
Valuation allowance	(29.64)%	(17.01)%
Effective income tax rate	(0.40)%	(0.23)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
NOL’s	$201,361	$132,077
State taxes	-	-
Inventory and other reserves	-	-
Depreciation and amortization	830	332
NQ stock option expense	-	-
Total deferred tax assets	202,191	132,409
Valuation allowance	(202,191)	(132,409)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $70,000 for the year ending December 31, 2015.

As of December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $175,000 which expire beginning in the year 2020. As of December 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $30,000.

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

NOTE 9 – SUBSEQUENT EVENTS

In February 2016, the Company issued 210,000 shares of common stock for services provided.

