Form 10-K/A
period 2015-12-31
Sunstock, Inc.
filed 2016-04-04
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2015 of Sunstock, Inc. (the “Company”) filed with the Securities and Exchange Commission on April 1, 2016 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

EXHIBIT INDEX

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Previously Filed.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: April 4, 2016	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer and Chairman (Principal Executive and Financial Officer)