Form 10-Q
period 2016-03-31
Sunstock, Inc.
filed 2016-05-19
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 12, 2016
Common Stock, par value $0.0001	12,943,103

Documents incorporated by reference: None

2

PART — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets as of March 31, 2016 and December 31, 2015	4

Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2016 and 2015	5

Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	6

Notes to Condensed Financial Statements	7-12

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$18,914	$13,699
Marketable securities	-	39,570
Inventory - products	25,555	27,314
Inventory - silver	338,467	302,429
Prepaid services	353,060	-
Prepaid expenses	2,378	2,378

Total Current Assets	738,374	385,390

Property and equipment-net	6,855	7,729
Security deposits	2,000	2,000

Total assets	$747,229	$395,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,021	$39,307
Accrued litigation	55,200	55,200
Total Current Liabilities	77,221	94,507

Total liabilities	77,221	94,507

Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,812,103 and 10,482,103 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,081	1,048
Additional paid - in capital	1,410,501	1,007,034
Accumulated deficit	(741,574)	(707,470)

Total stockholders’ equity	670,008	300,612
Total liabilities and stockholders’ equity	$747,229	$395,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2016	2015

Revenue	$13,408	$17,431
Cost of revenue	6,703	7,968
Gross profit	6,705	9,463

Operating expenses	81,893	59,699

Operating loss	(75,187)	(50,236)
Other income:
Unrealized gain on investments in precious metals	36,038	-
Realized / unrealized gain (loss) on investments in marketable securities	5,046	1,780

Loss before income tax	(34,104)	(48,456)
Income tax	-	-

Net loss	$(34,104)	$(48,456)

Loss per share - basic and diluted	(0.00)	$(0.01)

Weighted average shares - basic and diluted	10,642,982	9,469,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015

OPERATING ACTIVITIES
Net loss	$(34,104)	$(48,456)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on marketable securities, net	(5,046)	(1,780)
Unrealized gain on investment in precious metals	(36,038)	-
Depreciation	874	337
Common stock issued for services	50,440	26,700
Changes in operating assets and liabilities
Inventories - products	1,759	1,875
Purchases of marketable securities	-	(222,538)
Prepaid expenses	-	1,686
Deferred revenue	-	600
Accounts payable	(17,286)	(11,090)

Net cash used in operating activities	(39,401)	(252,666)
INVESTING ACTIVITIES
Inventories - silver	-	(173,747)
Proceeds from the sale of marketable securities	44,616	195,829
Cash provided by investing activities	44,616	22,082

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	356,000

Net cash provided by financing activities	-	356,000

Net change in cash	5,215	125,416

Cash, beginning of period	13,699	1,567

Cash, end of period	$18,914	$126,983

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$403,500	$-
Subscriptions receivable from the common stock	$-	$27,700
Securities sold - not yet purchased	$-	$50,100

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

In December 2014, the Company purchased 100 ounces of silver. In 2015, the Company purchased additional precious metals for $302,429 and shifting more of its capital to the acquisition of precious metals. The Company holds physical coins and bullion rather than contracts for delivery of precious metals or certificates. In time of economic crisis, there may be no guarantee of the delivery of precious metals as contracts and certificates may exceed available stock.

Currently, the Company anticipates holding its precious metals as a long term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500.

BASIS OF PRESENTATION

The condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements and the interim unaudited condensed financial statements as of March 31, 2016 and 2015 have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three months ended March 31, 2016 and 2015 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of March 31, 2016, the condensed results of its operations and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include but are not limited to valuation of marketable securities, realizability of inventories and value of stock-based transactions.

Business Segments

The Company currently operates in one segment and in one geographic location in the United States of America. Although the Company has dollar store operations and holds quantities of silver, the Company considers itself to operate in one segment.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016.

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

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, a impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred as of March 31, 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the Financial Accounting Standards Board ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the transaction is assured.

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

As of March 31, 2016, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

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

As of March 31, 2016, the Company’s financial instruments include cash, investments in marketable securities, accounts payable and accrued litigation. The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments. The fair value of the marketable securities as determined based on quoted prices in active markets for identical assets are level 1 inputs.

NOTE 2 - INVESTMENTS IN MARKETABLE SECURITIES

The Company accounts for investments in marketable securities in accordance with Financial Accounting Standards Board FASB ASC Topic 320. The Company determined the appropriate classification of its investments at the time of purchase and reevaluated such designation at each balance sheet date.

Marketable debt and equity securities that were bought and held principally for the purpose of selling them in the near term were classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and were reported in earnings in the statements of operations. Prior to liquidation, the Company classified its securities as trading.

Changes in fair value of securities sold, not yet purchased were recognized in earnings currently and in the same caption as gains and losses on securities.

NOTE 3 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $742,000 as of March 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 5 - FAIR VALUE DISCLOSURE

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall. No transfers among the levels within the fair value hierarchy occurred during the three months ended March 31, 2016.

	Fair Value

Investments in marketable securities	Level 1	$-
Investments in precious metals	Level 1	$338,467

For the three months ended March 31, 2016, the Company recorded a realized gain on investments in marketable securities of $5,046 and unrealized gain in investments in precious metals of $36,038. For the three months ended March 31, 2015 the Company recorded a realized gain on investments in marketable securities of $1,780 and no unrealized gain on investments in precious metals.

NOTE 6 - PROPERTY AND EQUIPMENT

	December 31, 2016	December 31, 2015

Furniture and equipment	$8,875	$8,875

Less – accumulated depreciation	(2,020)	(1,146)
	$6,855	$7,729

Depreciation expense for the three months ended March 31, 2016 and 2015, was approximately $900 and $300, respectively.

NOTE 7 - RELATED PARTY BALANCES

The Company has not incurred any salaries and related expenses during 2016 or 2015. The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist with operating the Company’s store. In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the quarterly expense would total $15,000 to hire and pay for comparable services. No such amounts have been recorded for the three months ended March 31, 2016 or 2015.

The Company has a non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. During the three months ended March 31, 2016, the Company had no borrowings and no amounts due.

In January 2015, the Company’s CEO has provided the Company with a revolving line of credit of up to $120,000. All principal and interest (5%) was due and payable in January 2016. There were no borrowings under the revolving line and it was closed in February 2016 .

The Company has $30,000 non-interest bearing, non-secured line of credit with a shareholder. The line is due on demand. At March 31, 2016 and December 31, 2015, the Company had net borrowings of approximately $15,000 and $20,000 respectively, which are included in accounts payable in the accompanying condensed balance sheets. The line expires in June 2016.

NOTE 8 - COMMITMENTS AND CONTINGIENCIES

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

In February, 2016, the Company entered into an agreement with a media consultant to create brand awareness in return for 150,000 shares of fully vested, non-forfeitable common stock valued at $187,500 (based on the market closing price on the measurement date) and $1,500 per each filming session. The shares are recorded as prepaid consulting expense in the accompanying condensed balance sheet. The Company amortized approximately $23,000 of consulting expense during the three months ended March 31, 2016.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014. In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company estimates its exposure to be $55,200, and has reflected this amount in accrued litigation on the accompanying balance sheets as of March 31, 2016 and December 31, 2015.

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

NOTE 9 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2016, 10,692,103 shares of common stock and no preferred stock were issued and outstanding.

During the three months ended March 31, 2016, the Company agreed to issue an aggregate of 180,000 shares of fully vested non-forfeitable shares of common stock to certain consultants of the Company. The shares were valued at $216,000 (based on the closing market price on the measurement date) and have been recorded as prepaid consulting in the accompanying condensed balance sheet. The Company has amortized approximately $27,000 of such expense during the three months ended March 31, 2016.

NOTE 10 - SUBSEQUENT EVENTS

In April and May of 2016, the Company issued 1,000 shares of common stock for $500 in cash as well as 1,800,000 shares to related parties in exchange for services in 2016 and 2017. As well as 210,000 shares were issued to employees for services in 2016 and 2017.

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

New management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company entered into the investment in precious metals as listed on their balance sheet ended March 31, 2016 of $338,467. In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease requires monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

Management opened an additional retail store in Sacramento, California in May of 2014 and entered into a retail shop lease for sixty-seven months beginning May 2014 for approximately 4,756 square feet. The monthly base rent for this location is currently $4,756, with seven months of free rent throughout the first eleven months. The base rent will gradually increase until the term expires in 2019. This store began operations on May 8, 2014 until December 2015 at which time the Company entered into a lease agreement for 2,700 square feet of retail shop space to replace their previous location above. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2016 with a one year option.

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

Going Concern

As of March 31, 2016, The Company has not posted operating income since inception. It has an accumulated deficit of ($741,574) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our annual report on Form 10-k for the year ended /December 31, 2015.

Results of Operations

Discussion of the Three Months ended March 31, 2016 and 2015

The Company generated revenues during the three months ended March 31, 2016 of $13,408 as compared to $17,431 in revenues posted for the three ended March 31, 2015. The decrease in revenues is primarily due to the closing of the first store location in August 2014 and sales at the second store not at pace with the first quarter of 2015.

During the three months ended March 31, 2016, the Company posted an operating loss of $75,187 as compared to an operating loss of $50,236 for the three months ending March 31, 2015, such increase is primarily related to an increase in expenses related to increased operating expenses and amortization of prepaid services.

During the three months ended March 31, 2016, the Company used net cash of $39,401 in its operating net loss, decrease in accounts payable and unrealized losses in the period. During such period, the Company also generated cash from investing activities in the amount of $44,616. The Company had a cash balance of $18,914 as of March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, the Company had $18,914 in cash and $25,555 in inventory – products, $338,467 in inventory - silver.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the three months ended March 31, 2016, adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company estimates the cost of this lawsuit will be approximately $55,200, and has reflected this amount in accrued litigation in the accompanying balance sheets as of March 31, 2016 and December 31, 2015.

There are no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ending March 31, 2016, the Company has sold 330,000 shares of securities which were not registered.

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

SUNSTOCK, INC.

Dated: May 19, 2016	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

