Form 10-Q
period 2016-06-30
Sunstock, Inc.
filed 2016-08-15
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Outstanding at
Class	August 15, 2016
Common Stock, par value $0.0001	13,053,103

Documents incorporated by reference: None

2

PART — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets as of June 30, 2016 and December 31, 2015 (Audited)	4

Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015	5

Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	6

Notes to Unaudited Condensed Financial Statements	7-14

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$5,113	$13,699
Other receivable	16,774	-
Marketable securities	-	39,570
Inventory - products	23,617	27,314
Inventory - silver	418,061	302,429
Prepaid services	181,870	-
Prepaid expenses	2,500	2,378

Total Current Assets	647,935	385,390

Property and equipment-net	5,981	7,729
Security deposits	2,000	2,000

Total assets	$655,916	$395,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$40,717	$39,307
Accrued litigation	82,660	55,200
Total Current Liabilities	123,377	94,507

Total liabilities	123,377	94,507

Commitments and contingencies
Stockholders' equity

Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,853,103 and 10,482,103 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,285	1,048
Additional paid - in capital	1,750,006	1,007,034
Accumulated deficit	(1,218,752)	(707,470)

Total stockholders' equity	532,539	300,612
Total liabilities and stockholders' equity	$655,916	$395,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Revenues	$10,102	$19,503	$23,510	$37,003
Cost of revenues	5,883	10,401	12,586	18,368
Gross profit	4,219	9,102	10,924	18,635

Operating expenses	560,991	52,341	642,884	112,110

Operating loss	(556,772)	(43,239)	(631,960)	(93,475)
Other income:
Unrealized gain on investments in precious metals	79,594		115,632
Realized gain on investments in marketable securities	-	7,196	5,046	8,976

Loss before income tax	(477,178)	(36,043)	(511,282)	(84,499)
Income tax	-	800		800

Net loss	$(477,178)	$(36,843)	$(511,282)	$(85,299)

Loss per share - basic and diluted	$(0.04)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	10,998,770	10,270,989	10,819,850	9,872,599

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2016	June 30, 2015

OPERATING ACTIVITIES
Net loss	$(511,282)	$(85,299)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on marketable securities, net	(5,046)	(8,976)
Unrealized gain on investment in precious metals	(115,632)	-
Depreciation	1,748	867
Common stock issued for services	558,230	26,700
Changes in operating assets and liabilities
Other receivable	(16,774)	-
Inventories - products	3,697	5,081
Purchases of marketable securities	-	(13,648)
Prepaid expenses	(122)	1,686
Accrued litigation	27,460	-
Accounts payable	1,410	(8,534)

Net cash used in operating activities	(56,311)	(82,123)
INVESTING ACTIVITIES
Inventories - silver	-	(278,438)
Proceeds from sale of marketable securities	44,616	-
Purchase of property and equipment	-	(2,505)
Cash provided by (used in) investing activities	44,616	(280,943)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,109	388,700

Net cash provided by financing activities	3,109	388,700

Net change in cash	(8,586)	25,634

Cash, beginning of period	13,699	1,567

Cash, end of period	$5,113	$27,201

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$403,500	$-
Securities sold - not yet purchased	$-	$34,076

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

BASIS OF PRESENTATION

The condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements and the interim unaudited condensed financial statements as of June 30, 2016 and 2015 have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three and six months ended June 30, 2016 and 2015 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of June 30, 2016, the condensed results of its operations for the three and six months ended June 30, 2016 and 2015 and the condensed cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include but are not limited to valuation of marketable securities, realizability of inventories and value of stock-based transactions.

BUSSINESS SEGMENTS

The Company currently operates in one segment and in one geographic location in the United States of America. Although the Company has dollar store operations and holds quantities of silver, the Company considers itself to operate in one segment.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016.

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

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, a impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred for the six months ended June 30, 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the transaction is assured.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period, which excluded unvested restricted stock. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

As of June 30, 2016, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for each of the periods presented.

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

As of June 30, 2016, the Company’s financial instruments include cash, investments in precious metals, accounts payable and accrued litigation. The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments. The fair value of the marketable securities and investments in precious metals as determined based on quoted prices in active markets for identical assets are level 1 inputs.

STOCK BASED COMPENSATION

ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

NOTE 3 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $1,218,752 as of June 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date by one year for public entities and others. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management has not selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” The amendments in this update provide guidance in U.S. GAAP about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330. Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in IFRS. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not believe this update will have a material effect on its financial statements and related disclosures.

NOTE 5 - FAIR VALUE DISCLOSURE

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall. No transfers among the levels within the fair value hierarchy occurred during the six months ended June 30, 2016.

	Fair Value
		June 30, 2016	December 31, 2015

Investments in marketable securities	Level I	$-	$39,570

For the six months ended June 30, 2016, the Company recorded a realized gain on investments in marketable securities of $5,046 and unrealized gain in investments in precious metals of $115,632. For the three months ended June 30, 2015 the Company recorded a realized gain of $7,196 and for the three months ended June 30, 2016, the Company recorded an unrealized gain of $79,594 on investments in precious metals.

NOTE 6 - PROPERTY AND EQUIPMENT

	June 30, 2016	December 31, 2015

Furniture and equipment	$10,835	$10,835

Less - accumulated depreciation	(4,854)	(3,106)
	5,981	7,729

Depreciation expense for the three and six months ended June 30, 2016 and 2015, was approximately $900, $1,700 and $300, $900 respectively.

NOTE 7 - RELATED PARTY BALANCES

The Company has not incurred any salaries and related expenses during the six months ended June 30, 2016 or 2015. The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist with operating the Company’s store. In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the quarterly expense would total $15,000 to hire and pay for comparable services. No such amounts have been recorded for the three and six months ended June 30, 2016 or 2015.

The Company has a non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. During the six months ended June 30, 2016, the Company had no borrowings and no amounts due.

In January 2015, the Company’s CEO has provided the Company with a revolving line of credit of up to $120,000. All principal and interest (5%) was due and payable in January 2016. There were no borrowings under the revolving line and it was closed in February 2016.

The Company has $30,000 of non-interest bearing, non-secured line of credit with a shareholder. The line is due on demand. At June 30, 2016 and December 31, 2015, the Company had net borrowings of approximately $30,000 and $20,000 respectively, which are included in accounts payable in the accompanying condensed balance sheets. The line expires in December 2016.

NOTE 8 - COMMITMENTS AND CONTINGIENCIES

On April 8, 2014 the Company entered into a sixty-seven month lease agreement for its second retail store. The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. This store began operations on May 8, 2014.

On August 21, 2014, the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets until a new location is expected to open in the first quarter of 2015. Related rents and associated costs have ceased with a final settlement pending. On January 27, 2015, the Company filed a lawsuit to recover these costs either through insurance proceeds or landlord settlement. In June 2016, a settlement was reached at approximately $17,000 and is reflected as other receivable on the Condensed Balance Sheet at June 30, 2016.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014. In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. In June, 2016, the Company received a judgment of $82,660, and has reflected this amount in accrued litigation on the accompanying balance sheets as of June 30, 2016 and $55,200 at December 31, 2015.

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

During the first quarter of 2016, the Company issued an aggregate of 180,000 shares of fully vested non-forfeitable shares of common stock to certain consultants of the Company. The shares were valued at $216,000 (based on the closing market price on the measurement date) and have been recorded as prepaid consulting in the accompanying condensed balance sheet. The Company has amortized approximately $54,000 and $81,000 of such expense during the three and six months ended June 30, 2016, respectively

NOTE 9 - STOCKHOLDER’S EQUITY (Continued)

In February 2016, the Company entered into an agreement with a media consultant to create brand awareness in return for 150,000 shares of fully vested, non-forfeitable common stock valued at $187,500 (based on the market closing price on the measurement date) and $1,500 per each filming session. The shares are recorded as prepaid consulting expense in the accompanying condensed balance sheet. The Company amortized approximately $94,000 and $141,000 of consulting expense during the three and six months ended June 30, 2016, respectively.

During the three months ended June 30, 2016, the Company issued 2,010,000 shares of restricted common stock to certain employees for future services. The Company also received proceeds of $2,010 related to such issuances. The total fair value of the shares of restricted common stock issued of $2,508,300 was based on the market price of the restricted stock on date of grant to be amortized to stock-based compensation expense over the term of the requisite service period. During the three and six months ended June 30, 2016, the Company expensed $336,600 related to the vested portion of the shares issued.

During the three months ended June 30, 2016, the Company received an aggregate of $1,099 from the issuance of 31,000 shares of common stock.

The following table summarizes the restricted stock activity during the six months ended June 30, 2016:

	Shares	Weighted-Average Remaining Vesting Life (Years)	Weighted-Average Per Share Fair Value

Balance, December 31, 2015	-	-	-
Granted	2,010,000	1.2	1.25

Released	-	-	-

Balance, June 30, 2016	2,010,000	1.0	$1.25

Vested, end of period	270,000	-	$1.25

Awards of restricted stock vest ratably over the term of the term of the employment agreements.

As of June 30, 2016, total recognized compensation costs related to non-vested stock-based compensation arrangements was $2,171,700 and the weighted average period of years expected to recognize those costs was 1.0 years.

NOTE 10 - SUBSEQUENT EVENTS

In August 2016, the Company received an aggregate of $4,000 from the sale and issuance of 200,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sunstock, Inc., formerly Sandgate Acquisition Corporation (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company entered into the investment in precious metals as listed on their balance sheet at June 30, 2016 of $418,061. In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease requires monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

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

Going Concern

As of June 30, 2016, The Company has not posted operating income since inception. It has an accumulated deficit of ($1,218,752) at June 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Discussion of the Three Months ended June 30, 2016 and 2015

The Company generated revenues during the three months ended June 30, 2016 of $10,102 as compared to $19,503 in revenues posted for the three months ended June 30, 2015. The decrease in revenues is primarily due to the closing of one of the stores in August 2014 and sales at the new store not at pace with the second quarter of 2015.

During the three months ended June 30, 2016, the Company posted an operating loss of $556,772 as compared to an operating loss of $43,239 for the three months ending June 30, 2015, such increase is primarily related to an increase in expenses related to increase operating expenses, stock-based compensation and amortization of prepaid services.

The unrealized gain on investments in precious metals of $79,594 during the three months ended June 30, 2016, is related to the increase in the market value of the underlying assets held as of June 30, 2016.

Discussion of the Six Months ended June 30, 2016 and 2015

The Company generated revenues during the six months ended June 30, 2016 of $23,510 as compared to $37,003 in revenues posted for the six ended June 30, 2015. The decrease in revenues is primarily due to the closing of one of the stores in August 2014 and sales at the new store not at pace with the first six months of 2015.

During the six months ended June 30, 2016, the Company posted an operating loss of $631,960 as compared to an operating loss of $93,475 for the six months ending June 30, 2015, such increase is primarily related to an increase in expenses related to increased operating expenses, stock-based compensation and amortization of prepaid services.

The unrealized gain on investments in precious metals of $115,632 during the six months ended June 30, 2016, is related to the increase in the market value of the underlying assets held as of June 30, 2016.

For the six months ended June 30, 2016, the Company used cash in operating activities of $56,311, which was attributable to a net loss of $511,282, common stock issued for services of $558,230 and unrealized gain of $115,632 in the period. During such period, the Company also generated cash from investing activities in the amount of $44,616.

Liquidity and Capital Resources

As of June 30, 2016, the Company had $5,113 in cash, $16,774 in other receivables and $23,617 in inventory – products, and $418,061 in inventory - silver.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the six months ended June 30, 2016, adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

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

4. Seek outside consulting services where our existing accounting policy and control organization believes the complexity of the existing exceeds our internal capabilities; and

5. Plan to implement improved accounting systems.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its current fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company has settled the cost of this lawsuit at $82,660, and has reflected this amount in accrued litigation in the accompanying balance sheets as of June 30, 2016 and $55,200 at December 31, 2015.

There are no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2016, the Company has sold 2,041,000 shares of securities which were not registered.

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

SUNSTOCK, INC.

Dated: August 15, 2016	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

