Form 10-Q
period 2016-09-30
Sunstock, Inc.
filed 2016-11-14
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 000-54830

SUNSTOCK, INC.

(Exact Name of Registrant as Specified in its Charter)

SANDGATE ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	46-1856372
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Outstanding at
Class	November 14, 2016
Common Stock, par value $0.0001	15,136,438

Documents incorporated by reference: None

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 (Audited)	4

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015	5

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	6

Notes to Unaudited Condensed Financial Statements	7-10

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$2,246	$13,699
Other receivable	887	-
Marketable securities	-	39,570
Inventory - products	23,800	27,314
Inventory - silver	428,663	302,429
Prepaid services	81,000	-
Prepaid expenses	4,600	2,378

Total Current Assets	541,196	385,390

Property and equipment-net	5,407	7,729
Security deposits	2,000	2,000

Total assets	$548,603	$395,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,412	$39,307
Accrued litigation	82,660	55,200
Total Current Liabilities	123,072	94,507

Total liabilities	123,072	94,507

Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,136,438 and 10,482,103 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,513	1,048
Additional paid - in capital	2,703,484	1,007,034
Accumulated deficit	(2,279,466)	(707,470)

Total stockholders’ equity	425,531	300,612
Total liabilities and stockholders’ equity	$548,603	$395,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenues	$9,966	$11,696	$33,476	$48,699
Cost of revenue	5,335	6,668	17,921	25,036
Gross profit	4,631	5,028	15,555	23,663

Operating expenses	1,063,768	39,266	1,706,652	151,376

Operating loss	(1,059,137)	(34,238)	(1,691,097)	(127,713)
Other income (expense):
Unrealized gain (loss) on investments in precious metals	(1,577)	(32,632)	114,055	(32,632)
Realized gain (loss) on investments in marketable securities	-	(2,772)	5,046	6,204

Loss before income tax	(1,060,714)	(69,642)	(1,571,996)	(154,141)
Income tax	-	-		800

Net loss	$(1,060,714)	$(69,642)	$(1,571,996)	$(154,941)

Loss per share - basic and diluted	$(0.09)	$(0.01)	$(0.14)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	11,444,284	10,340,971	11,027,097	10,030,438

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net loss	$(1,571,996)	$(154,941)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on marketable securities, net	(5,046)	(6,204)
Unrealized (gain) loss on investment in precious metals	(114,055)	32,632
Depreciation	2,622	1,398
Common stock issued for services	1,589,138	26,700
Changes in operating assets and liabilities
Other receivable	(887)	-
Inventories - products	3,514	2,361
Purchases of marketable securities	-	(2,911,799)
Proceeds from sale of marketable securities	44,616	2,876,393
Prepaid expenses	(2,222)	-
Accrued litigation	27,460	-
Accounts payable	1,105	(7,829)

Net cash used in operating activities	(25,751)	(141,289)
INVESTING ACTIVITIES
Inventories - silver	(12,179)	(333,940)
Purchase of property and equipment	(300)	(2,505)
Cash provided by (used in) investing activities	(12,479)	(336,445)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	26,777	478,500

Net cash provided by financing activities	26,777	478,500

Net change in cash	(11,453)	766

Cash, beginning of period	13,699	1,567

Cash, end of period	$2,246	$2,333

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting and services	$403,500	$26,700

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

BASIS OF PRESENTATION

The condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements and the interim unaudited condensed financial statements as of September 30, 2016 and 2015 have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three and nine months ended September 30, 2016 and 2015 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of September 30, 2016, the condensed results of its operations and cash flows for the three and nine months ended Septmeber 30, 2016 and 2015 and the condensed cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (ASC”) Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the transaction is assured.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period which excluded unvested restricted stock. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

As of September 30, 2016, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for each of the periods presented.

STOCK BASED COMPENSATION

ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $2,279,466 as of September 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with an acquisition target.

There is no assurance that the Company will ever be profitable. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of our Annual Report on Form 10-K as of and for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q as of and the period ended June 30, 2016 for a description of recent accounting pronouncements, including expected dates of adoption and estimated effects on our unaudited condensed financial statements.

NOTE 4 - RELATED PARTY BALANCES

The Company has not incurred any salaries and related expenses during the nine months ended September 30, 2016 or 2015. The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist with operating the Company’s store. In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the quarterly expense would total $15,000 to hire and pay for comparable services. No such amounts have been recorded for the three and nine months ended September 30, 2016 or 2015.

In January 2015, the Company’s CEO has provided the Company with a revolving line of credit of up to $120,000. All principal and interest (5%) was due and payable in January 2016. There were no borrowings under the revolving line and it was closed in February 2016.

The Company has $30,000 of non-interest bearing, non-secured line of credit with a shareholder. The line is due on demand. At September 30, 2016 and December 31, 2015, the Company had net borrowings of approximately $30,000 and $20,000 respectively, which are included in accounts payable in the accompanying condensed balance sheets. The line expires in December 2016.

NOTE 5 - COMMITMENTS AND CONTINGIENCIES

On April 8, 2014, the Company entered into a sixty-seven month lease agreement for its second retail store. The lease requires monthly payments of base rent of $4,756, with free rent for months one through four, month seven, month nine and month eleven. The base rent increases gradually over the term of the lease. This store began operations on May 8, 2014.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014. In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. In June, 2016 the Company received a judgement of $82,660, which is due on demand and has reflected this amount in accrued litigation on the accompanying balance sheets as of September 30, 2016 and $55,200 at December 31, 2015.

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

NOTE 6 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, each having a par value of $0.001 per share.

During the first quarter of 2016, the Company issued an aggregate of 180,000 shares of fully vested non-forfeitable shares of common stock to certain consultants of the Company to be earned over a one-year period. The shares were valued at $216,000 (based on the closing market price on the measurement date) and have been recorded as prepaid consulting in the accompanying condensed balance sheet. The Company has amortized approximately $54,000 and $135,000 of such expense during the three and nine months ended September 30, 2016, respectively

In February 2016, the Company entered into an agreement with a media consultant to create brand awareness in return for 150,000 shares of fully vested, non-forfeitable common stock valued at $187,500 (based on the market closing price on the measurement date) to be earned over a six-month period and $1,500 per each filming session. The shares are recorded as prepaid consulting expense in the accompanying condensed balance sheet. The Company amortized approximately $49,000 and $188,000 of consulting expense during the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2016, the Company issued an aggregate of 3,860,000 shares of restricted common stock to certain employees for future services. The unearned restricted shares have been excluded from the loss per share calculation. The Company also received proceeds of $2,010 related to such issuances. The total fair value of the shares of restricted common stock issued of $5,005,800 was based on the market price of the restricted stock on date of grant to be amortized to stock-based compensation expense over the term of the requisite service period. During the three and nine months ended September 30, 2016, the Company expensed $930,038 and $1,266,638 respectively related to the vested portion of the shares issued.

During the nine months ended September 30, 2016, the Company received an aggregate of $24,767 from the issuance of 464,335 shares of common stock.

The following table summarizes the restricted stock activity during the nine months ended September 30, 2016:

	Shares	Weighted-Average Remaining Vesting Life (Years)	Weighted-Average Per Share Fair Value

Balance, December 31, 2015	-	-	-
Granted	3,860,000	-	$1.30

Balance, September 30, 2016	3,860,000	0.74	$1.30

Vested, end of period	996,250	-	$1.27

Awards of restricted stock vest ratably over the term of the respective employment agreements.

As of September 30, 2016, the total unrecognized compensation costs related to non-vested stock-based compensation arrangements was $3,739,163 and the weighted average period of years expected to recognize those costs was 0.74 years.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosures in the notes thereto other than as disclosed in the accompanying notes to the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sunstock, Inc., formerly Sandgate Acquisition Corporation (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company commenced their investment in precious metals. At September 30, 2016 the Company has $428,663 in the investment account. In September 2013, new management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease requires monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

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

The Company believes that monetary policies adopted by the United States, the European Union, China and Japan may cause an increase in inflation. Gold and silver have traditionally served as a hedge against economic uncertainty and high inflation.

Going Concern

As of September 30, 2016, The Company has not posted operating income since inception. It has an accumulated deficit of ($2,279,466) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Discussion of the Three Months ended September 30, 2016 and 2015

The Company generated revenues during the three months ended September 30, 2016 of $9,966 as compared to $11,696 in revenues posted for the three months ended September 30, 2015. The decrease in revenues is primarily due to the closing of one of the stores in August 2014 and sales at the new store not at pace with the third quarter of 2015.

For the three months ended September 30, 2016 and 2015 cost of sales was $5,335 and $6,668, respectively, which was driven by the decrease in revenues as disclosed above. Operating expenses increased to $1,063,768 for the three months ended September 30, 2016 from $39,666 for the same period of 2015 primarily as a result of share-based compensation and amortization of prepaid services.

During the three months ended September 30, 2016, the Company posted an operating loss of $1,059,137 as compared to an operating loss of $34,238 for the three months ended September 30, 2015, such increase is primarily related to an increase in expenses related to increase operating expenses, share-based compensation and amortization of prepaid services.

The unrealized loss on investments in precious metals of $1,577 during the three months ended September 30, 2016, is related to the decrease in the market value of the underlying assets held as of September 30, 2016.

Discussion of the Nine Months ended September 30, 2016 and 2015

The Company generated revenues during the nine months ended September 30, 2016 of $33,476 as compared to $48,699 in revenues posted for the nine ended September 30, 2015. The decrease in revenues is primarily due to the closing of one of the stores in August 2014 and sales at the new store not at pace with the first nine months of 2015.

For the nine months ended September 30, 2016 and 2015 the cost of sales was $17,921 and $25,036 respectively, as sales for the periods declined as well.

Operating expenses increased to $1,706,652 for the nine months ended September 30, 2016 from $151,376 for the same period of 2015 as a result of share-based compensation and amortization of prepaid services.

During the nine months ended September 30, 2016, the Company posted an operating loss of $1,691,097 as compared to an operating loss of $127,713 for the nine months ending September 30, 2015, such increase is primarily related to an increase in expenses related to operating expenses, stock-based compensation and amortization of prepaid services.

The unrealized gain on investments in precious metals of $114,055 during the nine months ended September 30, 2016, is related to the increase in the market value of the underlying assets held as of September 30, 2016.

For the nine months ended September 30, 2016, the Company used cash in operating activities of $25,751, which was attributable to net loss of $1,571,996, common stock issued for services of $1,589,138 offset by unrealized gain of $114,055 in the period. During such period, the Company also used cash from investing activities in the amount of $12,479 for the purchase of silver inventory.

During the nine months ended September 30, 2016, the Company had cash provided by financing activities which was attributable to cash proceeds of $26,777 from the sale of common stock.

Liquidity and Capital Resources

As of September 30, 2016, the Company had $2,246 in cash and $23,800 in inventory – products, and $428,663 in inventory - silver.

During the nine months ended September 30, 2016, the Company received proceeds of $26,777 from the sale of common stock.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the nine months ended September 30, 2016, adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company has settled the cost of this lawsuit at $82,660, and has reflected this amount in accrued litigation in the accompanying balance sheet as of September 30, 2016.

There are no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2016, the Company has issued 2,283,335 shares of securities which were not registered.

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

SUNSTOCK, INC.

Dated: November 14, 2016	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

