Form 10-K
period 2016-12-31
Sunstock, Inc.
filed 2017-04-27
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,493,123 as of June 30, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 25, 2017
Common Stock, par value $0.0001	30,853,638

Documents incorporated by reference: None

PART I

Item 1. Business

Background

The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent registered public accounting firm has issued a report stating there is substantial doubt about the Company’s ability to continue as a going concern.

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

In January and February 2017, the Company invested in precious metals (silver) for an aggregate purchase price of approximately $3,500. On April 18, 2017 the Company entered into a Letter of Intent to purchase a central California hotel for approximately $7,000,000 and enter escrow by April 28, 2017.

The Business: Discount Retail Stores

The Company owns and operates a discount retail store and which it expects to close in the second quarter of 2017.

According to Deloitte’s general publication “Dollar Store Strategies for National Brands,” which was published in 2012 as the stigma of dollar store shopping wanes, the dollar store channel has developed into a booming, $55.6 million industry in the United States. Through its discount retail stores segment, the Company intends to offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, bathroom and kitchen cleaners, personal grooming products such as soap, hair products, as well as pet supplies, and non-consumable products such as seasonal merchandise, home décor and domestics, and apparel. The Company intends to stock its retail stores with high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands.

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

The Company has begun to establish positions in precious metals and intends to hold as a long term investment. Currently, the Company has acquired 21,803 ounces of silver and a small amount of gold.

On April 18, 2017 the Company entered into a Letter of Intent to purchase a central California hotel for approximately $7,000,000 and enter escrow by April 28, 2017.

Pricing

At the moment, the Company’s business is phasing out of the dollar store retail sector. Most products are priced at 99 cents or less. However, about 20% of the products offered at the 2,700 square feet store are priced over $1.00 due to customer requests for specific products.

Competition

The Company’s discount retail store is part of a highly competitive industry. The basic consumer packaged goods market encompasses discount stores and many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. The Company’s direct competitors will include retail companies such as ‘Dollar General’, ‘Family Dollar’, ‘Dollar Tree’, and ‘99 Cent Only Store’ to the extent that these competitors are within a similar geographic area to the Company’s stores. These competitors may have greater financial and other resources than does the Company.

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

Operations

The Company believes that presentation of the store and customer service are important factors in each customer’s experience. Therefore, the Company’s personnel regularly check the store to ensure items are appropriately placed and aisles are organized. The stores are maintained to provide a clean, convenient shopping experience and employees offer friendly, knowledgeable customer service.

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

Revenues and Losses

Since its inception, the Company has focused its efforts on conducting market research and development, and has devoted little attention or resources to sales and marketing or generating near-term revenues and profits. The Company has limited revenues to date and has not realized any operating profits as of yet. In order to succeed, the Company needs to develop a viable strategy to market its Dollar Stores and hotels and residential properties once they have been acquired and developed.

The Company has posted limited revenues from operations based on customer sales at its discount retail stores. The Company posted revenues of approximately $54,000 and $69,000 during the years ending December 31, 2016 and 2015, respectively.

The Company has not generated profits and has posted net losses since inception. The Company posted net losses of ($2,636,585) for the full year 2016 and ($346,763) for the year ending December 31, 2015.

Equipment Financing

The Company has no existing equipment financing arrangements.

THE COMPANY

Employees

Currently, the Company has eight employees and one consultant. For the year ending December 31, 2016 the Company agreed to pay these individuals 2,340,000 shares of which 1,591,336 shares relate to 2016 services and 748,664 shares relate to 2017 services. In addition the Company filed Form S-8 on September 1, 2016 to register additional shares under their “Employees, Officers, Directors and Consultants Stock Plan for the Year 2016” for 1,850,000 shares of which were expensed in the second quarter of 2016. In total the Company issued 4,190,000 shares of their common stock valued at $6,278,304 for the year ending December 31, 2016. In 2015 had one full time employee that received 120,000 shares of common stock.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently uses the residence of Jason C. Chang for its corporate office at no cost to the company. The Company has no other properties and at this time has no agreements to acquire any properties.

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2016 with a one year option which runs through June 2017.

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

On August 21, 2014, the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets. Related rents and associated costs have ceased with a final settlement pending. On January 27, 2015, the Company filed a lawsuit to recover these costs either through insurance proceeds or landlord settlement and this has been remedied in 2016 for $15,887.

Based under the current lease term of the agreement are as follows:

●	$12,600 over 6 months for 2017

Item 3. Legal Proceedings

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company has settled on a cost of this lawsuit will be approximately $83,000, and has reflected this amount in accrued litigation on its balance sheet as of December 31, 2016 up from $55,200 at December 31, 2015.

On January 27, 2015 the Company filed a lawsuit to recover costs associated with the August 2014 closing of the first store due to substandard electrical wiring by the landlord. The lawsuit was settled in 2016 for $15,887.

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

In general, there is greater liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board.

As of December 31, 2016, there are 18,927,638 shares of common stock outstanding of which 12,976,512 shares are owned by officers and directors of the Company. There are approximately 40 holders of our common stock.

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

Sunstock, Inc., (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2015, the Company entered into the investment in precious metals as listed on their Balance sheet of December 31, 2016 of $358,178. In September 2013, management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease required monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

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

As of December 31, 2016, The Company has not posted operating income since inception. It has an accumulated deficit of ($7,046,262) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

2016 Year-End Analysis Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

As of December 31, 2016, Sunstock has generated revenues of $54,036 on cost of revenue and operating expenses of $40,619 with limited cash flows from operations since inception. For the year ended December 31, 2016, Sunstock had sustained a net loss of ($6,338,792), and had accumulated a deficit of ($7,046,262).

Gross profit for the year ended December 31, 2016 was $13,417 under $35,044 for 2015.

Operating expenses were up to $6,398,280 as compared to $189,687 for the year ended December 31, 2016 over year end 2015. Stock based compensation was the main part of that during the current year at approximately $6,278,000.

Liquidity and Capital Resources

As of December 31, 2016, the Company had $16,601 in cash, $1,000 in other receivables, $362,859 in inventories and $31,770 in prepaid expenses and services. During the year ended December 31, 2016, the Company raised $40,126 in cash from stock sales.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2016 and 2015 are attached hereto.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

2. We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements.

3. Ineffective controls to ensure that the accounting for transactions are recorded in accordance with GAAP financial statements.

4. We have not performed a risk assessment and mapped our processes to control objectives.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	44	President, Secretary, Director
Dr. Ramnik S. Clair	66	Vice President, Director

Management of Sunstock

Sunstock has no eight employees and one consultant. Jason C. Chang and Dr. Ramnik S. Clair are the officers and directors of Sunstock and shareholders. Mr. Chang, as president of Sunstock, and Mr. Clair as vice president, have allocated time to the activities of Sunstock without compensation.

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

Dr. Ramnik Clair serves as a director and Senior Vice President of Sunstock. Dr. Clair received his medical degree in India and immigrated to the United States in 1983. He completed his medical residency in New York and has subsequently served in his medical practice as a solo practitioner. Dr. Clair intends to assist the Company in building long term relationships with its client base.

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

.

Item 11. Executive Compensation

The Company’s officers and directors receive minimal cash compensation for services rendered to the Company. The officers and directors are not accruing any compensation pursuant to any agreement with the Company. For the year ending December 31, 2015 the Company did not record compensation. For the year ending December 31, 2016 the Company recorded the following:

●	During the year ended December 31, 2016, the Company’s chief executive officer was granted 1,200,000 shares of common stock for services relating to the period May 10, 2016 to May 9, 2017. Based on the estimated fair value of the common shares, the Company recorded approximately $129,931 of compensation expense to the officer; as such shares were considered compensatory for services provided through December 31, 2016.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company currently does not compensate its directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2016, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

	Amount of	Percent of
Name and Address	Beneficial	Outstanding
of Beneficial Owner	Ownership	Stock (1)
Jason C. Chang
111 Vista Creek Circle
Sacramento, CA 92835	10,976,012	58%

Dr. Ramnik C Clair
111 Vista Creek Circle
Sacramento, CA 92835	2,000,500	11%

All Executive officers and
Directors as a Group (2 Persons)	12,976,512	69%

(1) Based upon 18,927,638 Shares outstanding as of the date of December 31, 2016.

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

The Company maintains a line of credit with a shareholder as a consultant and holder of approximately 120,000 shares, there was an outstanding balance of $30,000 as of December 31.

The combined parents to Jason C. Chang, the Company’s Chief Executive Officer and a director, worked for a combined total of 1,450,000 shares of the Company’s common stock for the year ending December 31, 2016 and 2015.

During the year ended December 31, 2016, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2016, the Company’s chief executive officer was granted 1,200,000 shares of common stock for services relating to the period May 10, 2016 to May 9, 2017. Based on the estimated fair value of the common shares, the Company recorded approximately $129,931 of compensation expense to the officer; as such shares were considered compensatory for services provided through December 31, 2016.

●	During the year ended December 31, 2014, the Company’s chief executive officer was granted 1,846,012 shares of common stock for the conversion of $18,460 of amounts due. Based on the estimated fair value of the common shares, the Company recorded approximately $166,000 of compensation expense to the officer; as such shares were considered compensatory for services provided.

●	In August 2014, the Company entered into a note receivable agreement of approximately $33,000 with the Company’s CEO and chairman of the board of directors. At September 30, 2014, the entire balance was due. In November 2014, such amount was reclassified to compensation expense. Effective July 30, 2002, Section 402 of the Sarbanes-Oxley Act of 2002 amended the Securities Exchange Act of 1934 to prohibit U.S. and foreign companies with securities traded in the United States of America from making, or arranging for third parties to make, nearly any type of personal loan to their directors and executive officers. Violations of the Sarbanes-Oxley loan prohibition are subject to the civil and criminal penalties applicable to violations of the Exchange Act.

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

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2016	December 31, 2015

Audit Fees
Hartley Moore Accountancy Corporation	$-	$21,000
Hall & Company	40,000	18,000
	$40,000	$39,000

AUDIT-RELATED FEES

Hall and Company charged us $4,925 in connnection with the issuance of consents for registration statements.

TAX FEES

None.

ALL OTHER FEES

None.

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

23.1 Consent of Hall & Company – Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: April 26 , 2017	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer and Chairman (Principal Executive and Financial Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sunstock, Inc.

We have audited the accompanying balance sheets of Sunstock, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not posted operating income since inception and has an accumulated deficit of approximately $7 million at December 31, 2016. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HALL & COMPANY Certified Public Accountants & Consultants, Inc.

Irvine, CA
April 26, 2017

SUNSTOCK, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash	$16,601	$13,699
Other receivable	1,000	-
Marketable securities	-	39,570
Inventory - products	4,681	27,314
Inventory - silver	358,178	302,429
Prepaid services	27,170	-
Prepaid expenses	6,600	2,378

Total Current Assets	414,230	385,390

Property and equipment-net	5,091	7,729
Security deposits	-	2,000

Total assets	$419,321	$395,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,411	$39,307
Accrued litigation	82,660	55,200
Total Current Liabilities	139,071	94,507
Total liabilities	139,071	94,507

Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 18,927,638 and 10,482,103 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,892	1,048
Additional paid - in capital	7,324,620	1,007,034
Accumulated deficit	(7,046,262)	(707,470)

Total stockholders’ equity	280,250	300,612
Total liabilities and stockholders’ equity	$419,321	$395,119

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2016	2015

Revenues	$54,036	$68,873
Cost of revenue	40,619	33,829
Gross profit	13,417	35,044

Operating expenses	6,398,280	189,687

Operating loss	(6,384,863)	(154,643)
Other income (expense):
Unrealized gain (loss) on investments in precious metals	41,825	(51,627)
Realized gain (loss) on investments in marketable securities	5,046	5,039

Loss before income tax	(6,337,992)	(201,231)
Income tax	800	800

Net loss	$(6,338,792)	$(202,031)

Loss per share - basic and diluted	$(0.48)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	13,140,533	10,125,238

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

Statement of Changes in Stockholders’ Equity (Deficit)

		Common	Additional Paid-	Accumulated
	Shares	Stock	In Capital	Deficit	Total
Balance at December 31, 2014	9,231,397	$923	$458,959	$(505,439)	$(45,557)
Issuance of common stock for cash	1,185,584	119	521,381	-	521,500
Estimated fair value of common stock issued for services	65,122	6	26,694	-	26,700
Net loss	-	-	-	(202,031)	(202,031)
Balance at December 31, 2015	10,482,103	$1,048	$1,007,034	$(707,470)	$300,612
Issuance of common stock for cash	4,255,535	425	39,701	-	40,126
Estimated fair value of common stock issued for services	4,190,000	419	6,277,885	-	6,278,304
Net loss	-	-	-	$(6,338,792)	(6,338,792)
Balance at December 31, 2016	18,927,638	$1,892	$7,324,620	$(7,046,262)	$280,250

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31, 2016	December 31, 2015

OPERATING ACTIVITIES
Net loss	$(6,338,792)	$(202,031)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on marketable securities, net	(5,046)	(5,039)
Unrealized (gain) loss on investment in precious metals	(41,825)	51,627
Loss on fixed asset disposal	-	8,095
Depreciation	3,555	2,084
Common stock issued for services	6,251,113	26,700
Changes in operating assets and liabilities
Inventories - products	22,633	3,063
Purchases of marketable securities	-	(2,910,496)
Proceeds from sale of marketable securities	44,616	2,875,965
Prepaid expenses & services	(3,201)	1,686
Deposits	-	2,756
Accrued litigation	27,460	-
Accounts payable	17,104	(761)

Net cash used in operating activities	(22,383)	(146,351)
INVESTING ACTIVITIES
Inventories - silver	(13,924)	(354,056)
Purchase of property and equipment	(917)	(8,961)
Cash used in investing activities	(14,841)	(363,017)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,126	521,500
Net cash provided by financing activities	40,126	521,500

Net change in cash	2,902	12,132

Cash, beginning of period	13,699	1,567

Cash, end of period	$16,601	$13,699

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as consulting and services	$403,500	$-

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

On July 18, 2013, the Company has changed its name from Sandgate Acquisition Corporation to Sunstock, Inc.

On July 18, 2013, Jason Chang and Dr. Ramnik S. Clair were named as the directors of the Company.

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company opened in February 2014. The Company opened its second retail store in May 2014. On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets. The Company’s second and currently only store was relocated in December of 2015 under lease running through June 2017. The Company plans to continue purchasing more precious metals in silver and currently has a Letter of Intent for the purchase of a central California Hotel which is anticipated to enter escrow by April 28, 2017

BASIS OF PRESENTATION

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016 and 2015.

INVENTORIES

Inventories consist of merchandise for sale and are stated at the lower of cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

Inventories – silver consists primarily of silver and small amounts of gold held for sale and are stated at fair value. Currently, the Company anticipates holding its precious metals as a long term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500.

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

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an Unrealized gain on investments on precious metals of $41,825 at December 31, 2016.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2016 and 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the Financial Accounting Standards Board (FASB) ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the transaction is assured.

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

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding increase in the valuation allowance at December 31, 2016 is $869,000. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at December 31, 2016 and 2015.

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

For the year ended December 31, 2016 and 2015 there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

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

At December 31, 2016 and 2015, the Company’s financial instruments include cash, marketable securities, accounts payable, and accrued litigation. The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $7,046,262 as of December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31, 2016	December 31, 2015
Furniture and equipment	$9,792	$8,875
Less – accumulated depreciation	(4,701)	(1,146)
	$5,091	$7,729

Depreciation expense for the year ended December 31, 2016 and 2015 was $3,555 and $2,084, respectively.

NOTE 5 - RELATED PARTY BALANCES

During the year ended December 31, 2016, the Company issued an aggregate of 3,860,000 shares of restricted common stock to certain employees for future services. The unearned restricted shares have been excluded from the loss per share calculation. The Company also received proceeds of $2,010 related to such issuances. The total fair value of the shares of restricted common stock issued of $5,005,800 was based on the market price of the restricted stock on date of grant to be amortized to stock-based compensation expense over the term of the requisite service period. During the year ended December 31, 2016, the Company expensed $2,507,603 related to the vested portion of the shares issued.

During the year ended December 31, 2016, the Company issued its president 2,800,000 shares of common stock for services rendered. The fair value of the shares was $3.370.000 on the measurement date. The amount was expensed, less cash received of $2,800.

The Company has not incurred any salaries and related expenses during 2016 and 2015. The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist with operating the Company’s store (two stores through August 2014). In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the annual expense would total $75,000 to hire and pay for comparable services. No such amounts have been recorded for the year ended December 31, 2016 and 2015. See note 7 Shareholders Equity.

During the years ended December 31, 2016 and 2015, the Company was provided a non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. During the year ended December 31, 2016 and 2015, the Company had net borrowings of approximately $30,000 and $6,000 respectively, which are due and payable at December 31, 2016 and 2015 of which is included in accounts payable in the accompanying balance sheet.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company has settled on the amount $82,660 up from the December 31,2015 accrued amount of $55,200 and has reflected these amounts in accrued litigation on the accompanying balance sheet as of December 31, 2016 and 2015. Repayment of which is anticipated in 2017.

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

During 2016, the Company issued an aggregate of 330,000 shares of fully vested non-forfeitable shares of common stock to certain consultants of the Company to be earned over a one-year period. The Company also received proceeds of $720. The shares were valued at $403,500 (based on the closing market price on the measurement date) and have been recorded as prepaid consulting in the accompanying condensed balance sheet. The Company has amortized $376,330 of such expense during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued an aggregate of 6,660,000 shares of restricted common stock to certain employees for future services (see Note 5).

During the year ended December 31, 2016, the Company received an aggregate of $39,847 (including $5,530 that was received with shares issued for services noted above) from the issuance of 1,455,535 shares of common stock.

The following table summarizes the restricted stock activity during the year ended December 31, 2016:

		Weighted-
		Remaining	Weighted-
		Vesting Life	Per Share Fair
	Shares	(Years)	Value
Balance, December 31, 2015	-	-	-
Granted	3,860,000	-	$1.30

Balance, December 31, 2016	3,860,000	0.49	$1.0

Vested, end of period	1,728,563	-	$1.27

Awards of restricted stock vest ratably over the term of the respective employment agreements.

As of December 31, 2016, the total unrecognized compensation costs related to non-vested stock-based compensation arrangements was $2,809,125 and the weighted average period of years expected to recognize those costs was 0.49 years.

NOTE 8 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the year ended December 31, 2016 is summarized below:

	December 31, 2016	December 31, 2015
Current:
Federal	$800	$800
State	800	800
Total current	800	800
Deferred:
Federal	2,308,380	59,885
State	480,923	9,897
Change in valuation allowance	(2,789,303)	(69,783)
Total deferred	-	-
Income tax provision(benefit)	$800	$800

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31, 2016	December 31, 2015
U.S. federal statutory tax rate	34%	34%
State tax benefit, net	(0.30)%	(0.26)%
Stock based compensation	(30.80)%	(4.69)%
Other	0.00%	-
Valuation allowance	(3.20)%	(29.64)%
Effective income tax rate	0.00%	(0.40)%

NOTE 8 - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
NOL’s	$299,698	$201,361
State taxes	-	-
Inventory and other reserves	-	-
Depreciation and amortization	-	830.00
NQ stock option expense	4,658,597	-
Total deferred tax assets	4,958,295	202,191
Valuation allowance	(4,958,295)	(202,191)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,308,380 for the year ending December 31, 2016.

As of December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $839,000 which expire beginning in the year 2032. As of December 31, 2016, the Company had net operating loss carryforwards for state income tax purposes of approximately $839,000 which expire beginning in the year 2032.

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

NOTE 9 – SUBSEQUENT EVENTS

In January and February 2017, the Company invested in precious metals (silver) for an aggregate purchase price of approximately $3,500. On April 18, 2017 the Company entered into a Letter of Intent to purchase a central California hotel for approximately $7,000,000.

In February and March 2017 the Company issued 11,926,000 shares in return for $306,000 as stock subscriptions receivable and services valued $6,000.

