Form 10-Q
period 2017-03-31
Sunstock, Inc.
filed 2017-05-23
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 22, 2017
Common Stock, par value $0.0001	30,853,638

Documents incorporated by reference: None

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (Audited)	4

Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2017 and 2016	5

Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	6

Notes to Unaudited Condensed Financial Statements	7 - 11

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$718	$16,601
Other receivable	-	1,000
Subscription receivable	6,000	-
Inventory - products	2,331	4,681
Inventory - silver	413,374	358,178
Prepaid services	101,200	27,170
Prepaid expenses	6,600	6,600

Total Current Assets	530,223	414,230

Property and equipment-net	3,844	5,091

Total assets	$534,067	$419,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$57,272	$56,411
Accrued litigation	82,660	82,660
Total Current Liabilities	139,932	139,071

Total liabilities	139,932	139,071

Commitments and contingencies
Stockholders' equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30,853,638 and 18,927,638 shares issued and 29,844,888 and 17,071,388 outstanding as of March 31, 2017 and December 31, 2016, respectively	3,085	1,892
Additional paid - in capital	19,939,247	7,324,620
Accumulated deficit	(19,548,197)	(7,046,262)

Total stockholders' equity	394,135	280,250
Total liabilities and stockholders' equity	$534,067	$419,321

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2017	2016

Revenues	$3,596	$13,408
Cost of revenue	2,550	6,703
Gross profit	1,046	6,705

Operating expenses	12,554,701	81,893

Operating loss	(12,553,655)	(75,188)
Other income (expense):

Unrealized gain (loss) on investments in precious metals	51,720	36,038
Realized gain (loss) on investments in
marketable securities	-	5,046

Loss before income tax	(12,501,935)	(34,104)
Income tax	-	-

Net loss	$(12,501,935)	$(34,104)

Loss per share - basic and diluted	$(0.52)	$(0.00)

Weighted average number of common shares	23,984,832	10,642,982

The accompanying notes are an integral part of the financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016

OPERATING ACTIVITIES
Net loss	$(12,501,935)	$(34,104)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on marketable securities, net	-	(5,046)
Unrealized (gain) loss on investment in precious metals	(51,720)	(36,038)
Depreciation	1,247	874
Common stock issued for services including amortization of prepaid consulting	12,528,130	50,440
Changes in operating assets and liabilities
Inventories - products	2,350	1,759
Prepaid expenses and services	720	-
Accounts payable	861	(17,286)

Net cash used in operating activities	(20,347)	(39,401)
INVESTING ACTIVITIES
Inventories - silver	(3,476)	-
Proceeds from sales of marketable securites		44,616
Cash provided by (used in) investing activities	(3,476)	44,616

FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,940	-
Net cash provided by financing activities	7,940	-

Net change in cash	(15,883)	5,215

Cash, beginning of period	16,601	13,699

Cash, end of period	$718	$18,914

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$110,400	$403,500
Shares issued under stock subscription receivable	$6,000	$-

The accompanying notes are an integral part of the financial statements.

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

BASIS OF PRESENTATION

The condensed balance sheet as of December 31, 2016, which has been derived from audited financial statements and the interim unaudited condensed financial statements as of March 31, 2017 and 2016 have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three months ended March 31, 2017 and 2016 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of March 31, 2017, the condensed results of its operations and cash flows for the three months ended March 31, 2017 and 2016 and the condensed cash flows for the three months ended March 31, 2017 and 2016. The results of operations for three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

As of March 31, 2017, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for each of the periods presented.

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

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $19,548,197 as of March 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligaons, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These Condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with an acquisition target.

There is no assurance that the Company will ever be profitable. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 of our Annual Report on Form 10-K as of and for the year ended December 31, 2016 for a description of recent accounting pronouncements, including expected dates of adoption and estimated effects on our unaudited condensed financial statements.

NOTE 4 - RELATED PARTY BALANCES

During the period ended March 31, 2017 and year ended December 31, 2016, the Company was provided a non-interest bearing, non-secured line of credit by a shareholder.  The line is due on demand.  At March 31, 2017 and year ended December 31, 2016, the Company had net borrowings of approximately $30,000, which are due and payable at March 31, 2017 and December 31, 2016 which is included in accounts payable in the accompanying condensed balance sheets. See Note 6 for shares of stock issued to related parties.

NOTE 5 - COMMITMENTS AND CONTINGIENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company has settled on the amount $82,660 up from the December 31,2015 accrued amount of $55,200 has reflected these amounts in accrued litigation on the accompanying balance sheet as of March 31, 2017 and December 31, 2016. Repayment of which is anticipated in the second quarter of 2017.

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

During 2016, the Company issued an aggregate of 330,000 shares of fully vested non-forfeitable shares of common stock to certain consultants of the Company to be earned over a one-year period. The shares were valued at $403,500 (based on the closing market price on the measurement date) of which $720 was received in cash and the remaining $402,780 have been recorded as prepaid consulting. The Company has amortized the final portion of this prepaid expense of $26,450 during the quarter ended March 31, 2017.

NOTE 6 - STOCKHOLDER’S EQUITY (Continued)

During the year ended December 31, 2016, the Company issued an aggregate of 6,660,000 shares of restricted common stock to certain employees for future services (See Note 7 of our Annual Report on Form 10-K as of and for the year ended December 31, 2016 for details). During the three months ended March 31, 2017, the Company recorded $1,241,730 in stock based compensation expense related to the vesting terms of such restricted shares.

During the three months ended March 31, 2017, the Company received $4,440 for the issuance of 306,000 shares of common stock.

During the first quarter ended March 31, 2017 the Company issued 120,000 shares of Common Stock to to a consultant for legal services to be rendered through February 28, 2018. The fair value of the stock was determined to be $116,400, of which, $6,000 is included in subscription receivable, and the remaining $110,400 was recorded as prepaid consulting. During the three months ended March 31, 2017, the Company amortized $9,200 to stock based compensation expense based on the vesting term.

During the quarter ended March 31, 2017, the company’s CEO, Jason Chang was awarded 11.5 million shares of the Company’s common stock for services valued at $11,253,250 of which $2,500 was received in the cash and the remaining $11,250,750 was recorded as stock based compensation expense in the accompanying statement of operations.

The following table summarizes the restricted stock activity during the quarter ended March 31, 2017:

		Weighted-Average	Weighted-Average
		Remaining	Per Share Fair
	Shares	Vesting Life	Value
		(Years)
Balance, December 31, 2016	-	-	-
Granted	3,860,000	-	$1.30

Balance, March 31, 2017	3,860,000	0.24	$1.30

Vested, end of period	2,911,250	-	$1.29

Awards of restricted stock vest ratably over the term of the respective employment agreements.

As of March 31, 2017, the total unrecognized compensation costs related to non-vested stock-based compensation arrangements was approximately $1,254,000 and the weighted average period of years expected to recognize those costs was 0.24 years.

NOTE 7 - SUBSEQUENT EVENTS

In April, the Company signed a letter of intent to acquire a hotel located in Central California. The hotel purchase price is approximately $7,000,000 with final closing in the second quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sunstock, Inc., formerly Sandgate Acquisition Corporation (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Management intends to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company commenced their investment in precious metals. At March 31, 2017 the Company has $413,374 in the investment account.

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

As of March 31, 2017, The Company has not posted operating income since inception. It has an accumulated deficit of ($19,548,197) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Going Concern

As of March 31, 2017, The Company has not posted operating income since inception. It has an accumulated deficit of ($19,548,197) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. As a result of the adoption of this ASU as of January 1, 2017, we have made an entity-wide accounting policy election to account for forfeitures when they occur. There is no cumulative-effect adjustment as a result of the adoption of this ASU as our estimated forfeiture rate prior to adoption of this ASU was 0%. The adoption of this ASU did not have a material impact on our condensed financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS) and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330. Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in IFRS. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the condensed consolidated financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early application is permitted. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed financial statements and related disclosures.

Results of Operations

Discussion of the Three Months ended March 31, 2017 and 2016

The Company generated revenues during the three months ended March 31, 2017 of $3,596 as compared to $13,408 in revenues posted for the three months ended March 31, 2016. The decrease in revenues is primarily due to the reduced emphasis on retail sales to hotel management focus.

For the three months ended March 31, 2017 and 2016 cost of sales was $2,550 and $6,703, respectively, which was driven by the decrease in revenues as disclosed above. Operating expenses increased to $12,554,701 for the three months ended March 31, 2017 from $81,893 for the same period of 2016 primarily as a result of share-based compensation and amortization of prepaid services.

During the three months ended March 31, 2017, the Company posted an operating loss of $12,553,655 as compared to an operating loss of $75,187 for the three months ended March 31, 2016, such increase is primarily related to an increase in expenses related to increase operating expenses, share-based compensation and amortization of prepaid services.

The unrealized gain on investments in precious metals of $51,720 during the three months ended March 31, 2017, is related to the increase in the market value of the underlying assets held as of March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, the Company had $718 in cash and $2,331 in inventory – products and $413,374 in inventory - silver.

During the three months ended March 31, 2017, the Company received proceeds of $7,940 from the sale of common stock.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the three months ended March 31, 2017, adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company has settled the cost of this lawsuit at $82,660, and has reflected this amount in accrued litigation in the accompanying balance sheet as of March 31, 2017.

There are no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

SUNSTOCK, INC.

Dated: May 23, 2017	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

