Form 10-Q
period 2017-06-30
Sunstock, Inc.
filed 2017-08-21
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 18, 2017
Common Stock, par value $0.0001	41,023,638

Documents incorporated by reference: None

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (Audited)	4

Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016	5

Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016	6

Notes to Unaudited Condensed Financial Statements	7 - 13

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$27,816	$16,601
Other receivable	-	1,000
Inventory - products	3,893	4,681
Inventory - silver	377,662	358,178
Prepaid services	6,741,070	27,170
Prepaid expenses	38,210	6,600
Total Current Assets	7,188,651	414,230
Property and equipment-net	5,133	5,091
Total assets	$7,193,784	$419,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,938	$56,411
Accrued litigation	82,660	82,660
Convertible notes payable, net of discount	33,386	-
Derivative liability - conversion feature	108,663	-
Common stock payable	1,059,243	-
Total Current Liabilities	1,298,890	139,071
Total liabilities	1,298,890	139,071

Commitments and contingencies
Stockholders' equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 41,023,638 and 18,927,638 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4,102	1,892
Additional paid - in capital	31,615,550	7,324,620
Subscription receivable	(11,300)	-
Accumulated deficit	(25,713,458)	(7,046,262)
Total stockholders' equity	5,894,894	280,250
Total liabilities and stockholders' equity	$7,193,784	419,321

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenues	$3,189	$10,102	$6,785	$23,510
Cost of revenue	2,261	5,883	4,811	12,586
Gross profit	928	4,219	1,974	10,924
Compensation and related	6,064,943	529,348	18,593,073	529,348
Other operating expenses	123,549	31,643	150,120	113,536

Operating loss	(6,274,491)	(556,772)	(18,828,146)	(631,960)
Other income (expense):
Unrealized gain (loss) on investments in precious metals	(35,712)	79,594	16,008	115,632
Realized gain (loss) on investments in marketable securities	-	-	-	5,046
Interest expense	86,927	-	86,927	-
Changes in fair value of derivative liability	144,942	-	144,942	-

Loss before income tax	(6,165,261)	(477,178)	(18,667,196)	511,282
Income tax	-	-	-	-

Net loss	$(6,165,261)	$(477,178)	$(18,667,196)	$511,282

Loss per share - basic and diluted	$(0.18)	$(0.04)	$(0.61)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	34,271,955	10,998,770	30,571,780	10,819,850

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016

OPERATING ACTIVITIES
Net loss	$(18,667,196)	$(511,282)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on marketable securities, net	-	(5,046)
Change in fair value of derivative liability	(144,942)
Unrealized gain on investment in precious metals	(16,008)	(115,632)
Depreciation	2,567	1,748
Amortization of debt discount & issuance costs	49,055	-
Common stock issued for services including amortization of prepaid consulting	17,559,580	558,230
Excess fair value of derivative	38,436	-
Common stock payable	1,053,943	-
Changes in operating assets and liabilities
Other Receivables	1,000	(16,774)
Inventories - products	788	3,697
Prepaid expenses & services	(31,610)	(122)
Accrued litigation	-	27,460
Accounts payable	(41,473)	1,410

Net cash used in operating activities	(195,860)	(56,311)
INVESTING ACTIVITIES
Inventories - silver	(3,476)	-
Purchase of property and equipment	(2,609)	-
Proceeds from sales of marketable securites	-	44,616
Purchase of property and equipment	-	-
Cash provided by (used in) investing activities	(6,085)	44,616

FINANCING ACTIVITIES
Proceeds from convertible notes payable	199,500	-
Proceeds from issuance of common stock	13,660	3,109
Net cash provided by financing activities	213,160	3,109

Net change in cash	11,215	(8,586)

Cash, beginning of period	16,601	13,699
Cash, end of period	$27,816	$5,113

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$9,839,700	$403,500
Shares issued under stock subscription receivable	$11,300	$403,500
Fair value of derivatives recorded as debt discount	$215,169	$-

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Sunstock, Inc. (formerly known as Sandgate Acquisition Corporation) (“Sunstock” or “the Company”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Sunstock operations to date have been limited to issuing shares of its common stock. Sunstock may attempt to locate and negotiate with a business entity for the combination of that target company with Sunstock. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Sunstock will be successful in locating or negotiating with any target company.

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

Currently, the Company anticipates holding its precious metals as a long-term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500.

BASIS OF PRESENTATION

The condensed balance sheet as of December 31, 2016, which has been derived from audited financial statements and the interim unaudited condensed financial statements as of June 30, 2017 and 2016 have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three and six months ended June 30, 2017 and 2016 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of June 30, 2017, the condensed results of its operations and cash flows for the three and six months ended June 30, 2017 and 2016 and the condensed cash flows for the six months ended June 30, 2017 and 2016. The results of operations for three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include but are not limited to valuation of marketable securities, and derivative liabilities, realizability of inventories and value of stock-based transactions.

INVENTORIES

Inventories consist of merchandise for sale and are stated at the lower of cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

Inventories – silver consists primarily of silver and small amounts of gold held for sale and are stated at cost. Currently, the Company anticipates holding its precious metals as a long-term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period which excluded unvested restricted stock. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

As of June 30, 2017, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for each of the periods presented.

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

In July 2017, the FASB issued ASU No. 2017-11, which eliminates the requirement to classify financial instruments as derivative liabilities simply because they have down round pricing protection. The Company has often issued warrants with down round pricing protection as part of its financing activities. Currently, the Company has convertible notes payable and warrants with down round pricing protection that are classified as derivative liabilities. The Company revalues these warrant tranches each reporting period and records the valuation differences as a component of other income in the statement of operations. The adoption of this ASU will allow the Company to classify its remaining warrant derivatives as equity and future warrants that might be issued by the Company with down round price protection will qualify as equity rather than derivative liability for balance sheet presentation purposes. This ASU is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is determining the financial impact of this ASU.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. U.S. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, notes payable, convertible notes payable The carrying value for all such instruments approximates fair value due to the short-term nature of the instruments.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible notes, at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $25,713,458 as of June 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 - RELATED PARTY BALANCES

During the period ended June 30, 2017 and year ended December 31, 2016, the Company was provided a non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. At June 30, 2017 and December 31, 2016, the Company had net borrowings of approximately $0 and $30,000, respectively, which reflects the payment in full in June 2017 and is still available to draw down and has no formal maturity date. At December 31, 2016, the amount is included in accounts payable in the accompanying condensed balance sheets.

See Note 6 for shares of stock issued to related parties.

During the quarter ended June 30, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

NOTE 5 - COMMITMENTS AND CONTINGIENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2016 with an option for an additional one year running through June of 2017. This lease is currently on a month to month basis at June 30, 2017.

During June of 2017, the Company entered into a three-month consulting agreement with PAG Group, LLC., to help develop business growth opportunities through September 2017 for $20,000.

During the quarter ended June 30, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. In June 2016, he Company settled for $82,660 which has been reflected in accrued litigation on the accompanying balance sheet as of June 30, 2017 and December 31, 2016. Repayment of which is anticipated in the third quarter of 2017.

INDEMNITIES AND GUARANTEES

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. About its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2016 with an option for an additional one year running through June of 2017. Currently the Company is on a month to month agreement.

Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 6 – OUTSTSANDING DEBT

Convertible	notes payable are as follows as of June 30, 2017:

	Outstanding as of June 30, 2017	Debt Discount	Amount	Interest rate	Accrued Interest	Maturity
Auctus	$112,250	$86,741	$25,509	12%	$1,428	February 18, 2018
EMA	115,000	107,123	7,877	10%	758	June 5, 2018
	$227,250	$193,864	$33,386	-	$2,186	-
Derivative liability	$108,663

On May 24, 2017 the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and is due and payable on February 18, 2018. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the greater of (a) 55% (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability (See Note 7) and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized legal and set up costs of $12,750 on the funding date which was expensed upon grant.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) (with an issuance date of also May 24, 2017 in the principle amount of $115,000 (the “EMA Note”) The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the greater of (a) 50% (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and approximately $38,000 of interest expense based on the fair value of the embedded converstion feature being in excess of the note. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized legal and set up costs of $15,000 on the funding date, which was expensed upon grant.

NOTE 7 – DERIVATIVE LIABILITIES

The Company evaluates debt instruments, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features using the Black-Scholes Merton option pricing model (“Black-Scholes”) Based on these provisions, the Company has classified all conversion features as derivative liabilities at June 30, 2017.

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives. Accordingly, the Company has estimated the fair value of these embedded conversion features using Black-Scholes with the following assumptions:

For the Three months ended June 30, 2017
Annual dividend yield	0%
Expected life (years)	.95 - 1.5
Risk-free interest rate	124%
Expected volatility	110% - 125%

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for three months ended June 30, 2017:

Balance as of December 31, 2016	$-
Issuance of embedded conversion features	253,605
Change in fair value	(144,942)
Balance as of June 30, 2017	$108,663

NOTE 8 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

During 2016, the Company issued an aggregate of 330,000 shares of fully vested non-forfeitable shares of common stock to certain consultants of the Company to be earned over a one-year period. The shares were valued at $403,500 (based on the closing market price on the measurement date) of which $720 was received in cash and the remaining $402,780 have been recorded as prepaid consulting. The Company has amortized the final portion of this prepaid expense of approximately $30,000 during the first quarter of 2017.

During the year ended December 31, 2016, the Company issued an aggregate 6,660,000 shares of Restricted common stock to certain employees for future services (See Note 7 of our Annual Report on Form 10-K as of and for the year ended December 31, 2016 for details). During the six months ended June 30, 2017, the Company recorded $2,184,000 in stock based compensation expense related to the vesting terms of such restricted shares.

During the six months ended June 30, 2017, the Company received $4,440 for the issuance of 306,000 shares of common stock.

During the first quarter ended March 31, 2017 the Company issued 120,000 shares of Common Stock to a consultant for legal services to be rendered through February 28, 2018. The fair value of the stock was determined to be $116,400, of which, $6,000 is included in subscription receivable, and the remaining $110,400 was recorded as prepaid consulting. During the three months and six months ended June 30, 2017, the Company amortized approximately 9,200 of and $40,000 (based on the closing price on the measurement date) respectively to stock based compensation expense based on the vesting term.

During the quarter ended March 31 and June 30, 2017, the company’s CEO, Jason Chang was awarded 11.5 million and 5.3 million shares of the Company’s common stock for services valued at an aggregate of $18,673,250 (based on the closing price on the measurement date)of which $7,800 was received in the cash and the remaining $18,665,450 will be recorded as stock based compensation expense in the accompanying statement of operations as the amounts are earned through December 31, 2017. During the six months ended June 30, 2017, the Company has recorded approximately $12,310,000 of compensation expense related to these issuances.

During the three months ended June 30, 2017, the Company issued 10,170,000 shares of restricted common stock to certain employees and consultants for future services. The total fair value of the shares of restricted common stock issued of $12,663,200 was based on the market price of the restricted stock on the measurement date to be amortized to stock-based compensation expense over the term of the requisite service period. As of June 30, 2017, the Company recorded approximately $9,700,000 of prepaid consulting services and expensed approximately $4,040,000 related to the portion of the shares that vested.

NOTE 9 - SUBSEQUENT EVENTS

The Company signed a letter of intent in April 2017 to acquire a hotel located in Central California. The hotel purchase price is currently being negotiated and the Company expects a final in the third quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sunstock, Inc., formerly Sandgate Acquisition Corporation (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Management continue to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company commenced their investment in precious metals. At June 30, 2017, the Company has $377,662 in the investment account.

In analyzing prospective business opportunities, Sunstock may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Sunstock to search for and enter potential business opportunities.

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $25,713,458 as of June 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended June 30, 2017 and 2016

The Company generated revenues during the three months ended June 30, 2017 of $3,189 as compared to $10,102 in revenues posted for the three months ended June 30, 2016. The decrease in revenues is primarily due to the reduced emphasis on retail sales to hotel management focus.

For the three months ended June 30, 2017 and 2016 cost of sales was $2,261 and $5,883, respectively, which was driven by the decrease in revenues as disclosed above. Operating expenses increased to $6,275,419 for the three months ended June 30, 2017 from $560,991 for the same period of 2016 primarily because of share-based compensation and amortization of prepaid services.

During the three months ended June 30, 2017, the Company posted a net loss of $6,165,261 as compared to a net loss of $477,178 for the three months ended June 30, 2016, such increase is primarily related to an increase in expenses related to increase operating expenses, share-based compensation and amortization of prepaid services.

The unrealized loss on investments in precious metals of $35,712 during the three months ended June 30, 2017, is related to the decrease in the market value of the underlying assets held as of June 30, 2017.

Discussion of the Six Months ended June 30, 2017 and 2016

The Company generated revenues during the six months ended June 30, 2017 of 6,785 as compared to $23,510 in revenues posted for the six months ended June 30, 2016. The decrease in revenues as above is primarily due to the reduced emphasis on retail sales to hotel management focus.

For the six months ended June 30, 2017 and 2016 cost of sales was $4,811 and $12,586, respectively, which was driven by the decrease in revenues as disclosed above. Operating expenses increased to $18,830,120 for the six months ended June 30, 2017 from $642,884 for the same period of 2016 primarily because of share-based compensation and amortization of prepaid services.

For the six months ended June 30, 2017, the Company posted a net loss of $18,667,196 as compared to a net loss of $511,282 for the six months ended June 30, 2016, such increase is primarily related to an increase in expenses related to increase operating expenses, share-based compensation and amortization of prepaid services.

The unrealized gain on investments in precious metals of $16,008 during the six months ended June 30, 2017, is related to the year to date increase in the market value of the underlying assets held as of June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, the Company had $27,816 in cash and $3,893 in inventory – products and $377,662 in inventory - silver.

For six months ended June 30, 2017, the Company received proceeds of $13,660 from the sale of common stock and a net of $199,500 from the issuance of convertible notes payable.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the period ended June 30, 2017, adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

Notwithstanding the existence of these material weaknesses in internal control over financial reporting, we believe that the financial statements in this Quarterly Report on Form 10-Q present, in all material respects, our financial condition in conformity with U.S. generally accepted accounting principles (GAAP). Further, we do not believe the material weaknesses identified had an impact on prior financial statements.

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

We believe that the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures. We intend to perform such procedures and commit such resources as necessary to continue to allow us to overcome or mitigate these material weaknesses such that we can make timely and accurate quarterly and annual financial filings until those material weaknesses are fully addressed and remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its current fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company has settled the cost of this lawsuit at $82,660, and has reflected this amount in accrued litigation in the accompanying balance sheet as of June 30, 2017.

There are no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, we issued the following unregistered securities:

During the quarter ended June 30, 2017 we issued an aggregate of 2,100,000 shares of our common stock to two employees for services valued at the closing price on the date of grant of approximately $2,900,000 these shares were issued pursuant to stock purchase agreements and were issued with a standard restrictive legend. The issuance were exempt from registration pursuant to section 4(a)(2) of the Securities Act of 1993, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

Also during the quarter ended June 30, 2017, relative to the issuance of convertible notes on May 24 and June 5, 2017 the Company reserved approximately 313,662 shares of common stock for the gross amount of $227,250.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

SUNSTOCK, INC.

Dated: August 21 2017	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

