Form 10-Q
period 2017-09-30
Sunstock, Inc.
filed 2017-11-17
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 14, 2017
Common Stock, par value $0.0001	47,653,638

Documents incorporated by reference: None

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016 (Audited)	4

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016	5

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	6

Notes to Unaudited Condensed Financial Statements	7 - 15

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$7,227	$16,601
Other receivable	-	1,000
Inventory - products	8,716	4,681
Inventory - silver	378,704	358,178
Prepaid services	2,754,730	27,170
Prepaid expenses	20,673	6,600

Total Current Assets	3,170,050	414,230

Property and equipment-net	9,417	5,091

Total assets	$3,179,467	$419,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$49,262	$56,411
Accrued litigation	82,660	82,660
Convertible notes payable, net of discount	92,305	-
Derivative liability - conversion feature	306,016	-
Common stock payable	800,060	-
Total Current Liabilities	1,330,303	139,071

Total liabilities	1,330,303	139,071

Commitments and contingencies
Stockholders' equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 46,343,638 and 18,927,638 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4,634	1,892
Additional paid - in capital	38,124,197	7,324,620
Subscription receivable	(6,000)	-
Accumulated deficit	(36,273,667)	(7,046,262)

Total stockholders' equity	1,849,164	280,250
Total liabilities and stockholders' equity	$3,179,467	$419,321

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Revenues	$1,601	$9,966	$8,386	$33,476
Cost of revenue	1,137	5,335	5,948	17,921
Gross profit	464	4,631	2,438	15,555

Operating expenses	10,294,883	1,063,768	29,038,076	1,706,652

Operating loss	(10,294,419)	(1,059,137)	(29,035,638)	(1,691,097)
Other income (expense):
Unrealized gain (loss) on investments in precious metals	1,042	(1,577)	17,050	114,055
Realized gain (loss) on investments in marketable securities	-	-	-	5,046
Interest expense	(69,479)	-	(156,406)	-
Changes in fair value of derivative liability	(197,353)	-	(52,411)	-

Loss before income tax	(10,560,209)	(1,060,714)	(29,227,405)	(1,571,996)
Income tax	-	-	-	-

Net loss	$(10,560,209)	$(1,060,714)	$(29,227,405)	$(1,571,996)

Loss per share - basic and diluted	$(0.24)	$(0.09)	$(0.87)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	43,105,377	11,444,284	33,653,785	11,027,097

The accompanying notes are an integral part of the financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2017	September 30, 2016

OPERATING ACTIVITIES
Net loss	$(29,227,405)	$(1,571,996)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on marketable securities, net	-	(5,046)
Change in fair value of derivative liability	52,411
Unrealized gain on investment in precious metals	(17,050)	(114,055)
Depreciation	4,048	2,622
Amortization of debt discount and issuance costs	88,466	-
Common stock issued for services including
amortization of prepaid consulting	28,055,190	1,589,138
Excess fair value of derivative	57,693	-
Services for common stock payable	800,060	-
Changes in operating assets and liabilities
Other Receivables	1,000	(887)
Inventories - products	(4,035)	3,514
Prepaid expenses & services	(14,073)	(2,222)
Accrued litigation	-	27,460
Accounts payable	(7,149)	1,105
Net cash used in operating activities	(210,844)	(70,367)
INVESTING ACTIVITIES
Inventories - silver	(3,476)	(12,179)
Purchase of property and equipment	(8,374)	(300)
Proceeds from sales of marketable securites	-	44,616
Cash provided by (used in) investing activities	(11,850)	32,137

FINANCING ACTIVITIES
Proceeds from convertible notes payable	199,750	-
Proceeds from issuance of common stock	13,570	26,777
Net cash provided by financing activities	213,320	26,777

Net change in cash	(9,374)	(11,453)

Cash, beginning of period	16,601	13,699
Cash, end of period	$7,227	$2,246

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$9,839,700	$403,500
Shares issued under stock subscription receivable	$6,000	$403,500
Fair value of derivatives recorded as debt discount	$195,911	$-

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Sunstock, Inc. (formerly known as Sandgate Acquisition Corporation) (“Sunstock” or “the Company”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Sunstock operations to date have been limited to issuing shares of its common stock. Sunstock may attempt to locate and negotiate with a business entity for the combination of that target company with Sunstock, (See Note 9). The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Sunstock will be successful in locating or negotiating with any target company.

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

The condensed financial statements included herein as of and for the three months ended June 30, 2017 and 2016 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of June 30, 2017, the condensed results of its operations and cash flows for the three and six months ended June 30, 2017 and 2016 and the condensed cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period which excluded unvested restricted stock. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potentialcommon shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

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

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, notes payable and convertible notes payable. The carrying value for all such instruments approximates fair value due to the short-term nature of the instruments.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible notes at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes, preferred stock and warrant liabilities.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $36,000,000 as of September 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with an acquisition target.

There is no assurance that the Company will ever be profitable. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09. “Revenue from Contracts with Customers.” This new standard will replace the existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods and services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. While we are still currently assessing the impact of the new standard, our revenue is generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition for these product sales are not materially impacted by the new standard. We will update certain disclosures, as applicable to meet the requirements of the new guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company’s financial statements.

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

NOTE 4 - RELATED PARTY BALANCES

During the period ended September 30, 2017 and year ended December 31, 2016, the Company was provided a non-interest bearing, non-secured line of credit by a shareholder for up to $30,000. The line is due on demand. At September 30, 2017 and year ended December 31, 2016, the Company had net borrowings of approximately $0 and $30,000, respectively, and is still available to draw down. At December 31, 2016, the amount is included in accounts payable in the accompanying condensed balance sheets. See Note 6 for shares of stock issued to related parties.

During the quarter ended June 30, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

NOTE 5 - COMMITMENTS AND CONTINGIENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017. This lease is currently on a month to month basis at September 30, 2017.

During June of 2017, the Company entered into a three-month consulting agreement with PAG Group, LLC., to help develop business growth opportunities through September 2017 for $20,000.

During the quarter ended June 30, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

In addition to these commitments please see below Note 9 – Subsequent Events for activities in October 2017.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. In June 2016, the Company settled for $82,660 which has been reflected in accrued litigation on the accompanying balance sheet as of September 30, 2017 and December 31, 2016. Repayment of which is anticipated in the 4th quarter of 2017.

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

NOTE 6 – OUTSTSANDING DEBT

Convertible notes payable are as follows as of September 30, 2017:

	Face Amount	Debt Discount	Net Amount	Interest rate	Accrued Interest	Maturity

Auctus	$112,250	$58,678	$53,572	12%	$6,310	February 24, 2018
EMA	115,000	76,267	38,733	10%	3,686	June 5, 2018
	$227,250	$134,945	$92,305	-	$9,996	-
Derivative liability	$306,016

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and is due and payable on February 24, 2018. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $15,000 on the funding date and amortized such costs as interest expense over the term of the note.

NOTE 7 – DERIVATIVE LIABILITIES

The Company evaluates its debt instruments, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features using the Black-Scholes Merton option pricing model (“Black-Scholes”). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at September 30, 2017.

For the Three months ended September 30, 2017
Annual Dividend yield	0%
Expected life (years)	0.04
Risk-free interest rate	1.31%
Expected volatility	122% - 149%

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

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for nine months ended September 30, 2017:

Balance December 31, 2016	$-
Inssuance of embedded conversion feature	253,605
Change in fair value	52,411
Balance as of September 30, 2017	$306,016

NOTE 8 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 300,000,000 shares of common stock and 20,000,000 shares of preferred stock.

During 2016, the Company issued an aggregate of 330,000 shares of fully vested non-forfeitable shares of common stock to certain consultants of the Company to be earned over a one-year period. The shares were valued at $403,500 (based on the closing market price on the measurement date) of which $720 was received in cash and the remaining $402,780 was recorded as prepaid consulting. The Company has amortized the final portion of this prepaid expense of approximately $30,000 during the first quarter of 2017.

During the year ended December 31, 2016, the Company issued an aggregate of 6,600,000 shares of restricted stock to certain employees for future services (See Note 7 of our Annual Report on Form 10-K as of and for the year ended December 31, 2016 for details). During the nine months ended September 30, 2017, the Company recorded approximately $2,500,000 in stock based compensation expense related to the vesting terms of such restricted shares.

During the nine months ended September 30, 2017, the Company received an aggregate of $4,460 from the issuance of 326,000 shares of its common stock. In addition, the Company booked proceeds of $60 in relation to the sale of 60,000 shares issued in October 2017 in common stock payable.

During the nine months ended September 30, 2017, the Company issued 8,190,000 shares of fully vested non-forfeitable shares of common stock to certain consultants for future services. The fair value of the shares issued was determined to be approximately $9,800,000, of which, $6,000 is included in subscription receivable, and the remaining amount was recorded as prepaid consulting. During the three months and nine months ended September 30, 2017, the Company amortized approximately $4,000,000 and $7,100,000 (based on the closing price on the measurement date), respectively, to stock based compensation expense related to these issuances.

During the nine months ended September 30, 2017, the Company’s CEO, Jason Chang was awarded 18.05 million of the Company’s common stock for services valued at an aggregate of approximately $19,500,000 (based on the closing price on the grant date), of which $9,050 was received in cash and the remaining amount will be recorded as stock based compensation expense in the accompanying statement of operations as the amounts are earned through December 31, 2017. During the three months and nine months ended September 30, 2017, the Company recorded approximately $3,200,000 and $16,300,000, respectively, to stock based compensation expense related to these issuances. In addition, the Company booked a common stock payable of $800,000, of which $1,250 was received in cash, for 1,250,000 shares issued to Jason Chang in October 2017 (included in common stock payable at September 31, 2017).

During the nine months ended September 30, 2017, the Company issued 2,100,000 shares of Common Stock to other employees for future services. The fair value of the shares issued was determined to be approximately $2,900,000 based on the market price of the restricted stock on the measurement date and to be amortized to stock-based compensation expense over the term of the requisite service period. During the three months and nine months ended September 30, 2017, the Company recorded approximately $2,000,000 and $2,900,000, respectively, to stock based compensation expense related to these issuances.

NOTE 9 - SUBSEQUENT EVENTS

Notes Payable:

On October 11, 2017, Sunstock, Inc. (the “Company” or “we”) entered into a securities purchase agreement (“SPA”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $74,250.00 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of 12% per year. The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the lowest trading price during the previous twenty-five trading days prior to the date of the Note, and (ii) 50% multiplied by the lowest trading price during the twenty-five trading days prior to the conversion date. If the shares are not delivered to Auctus within three business days of the Company’s receipt of the conversion notice, the Company will pay Auctus a penalty of $2,000 per day for each day that the Company fails to deliver such common stock through willful acts designed to hinder the delivery of common stock to Auctus. Auctus does not have the right to convert the Note, to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The Company shall have the right, exercisable on not less than three (3) trading days’ prior written notice to Auctus, to prepay the outstanding balance on this Note for (i) 135% of all unpaid principal and interest if paid within 90 days of the issue date and (ii) 150% of all unpaid principal and interest starting on the 91st day following the issue date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Auctus Note becomes immediately due and payable. Regarding the Note, the Company paid Auctus $10,750.00 for its expenses and legal fees.

The Note is a short-term debt obligation that is material to the Company. The Note also contains certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In the event of default, at the option of Auctus and in Auctus’s sole discretion, Auctus may consider the Note immediately due and payable.

On October 11, 2017, the “Company” entered into a securities purchase agreement (“SPA2”) with EMA Financial, LLC (“EMA), upon the terms and subject to the conditions of SPA2, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note2”) to EMA. The Company received proceeds of $74,295.00 in cash from EMA. Interest accrues on the outstanding principal amount of the Note2 at the rate of 12% per year. The Note2 is due and payable on October 11, 2018. The Note2 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. If the shares are not delivered to EMA within three business days of the Company’s receipt of the conversion notice, the Company will pay EMA a penalty of $1,000 per day for each day that the Company fails to deliver such common stock through willful acts designed to hinder the delivery of common stock to EMA. EMA does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of our outstanding common stock. The Company shall have the right, exercisable on not less than five (5) trading days’ prior written notice to EMA, to prepay the outstanding balance on this Note for (i) 135% of all unpaid principal and interest if paid within 90 days of the issue date and (ii) 150% of all unpaid principal and interest starting on the 91st day following the issue date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Note2 becomes immediately due and payable. In connection with the Note2, the Company paid EMA $10,605.00 for its expenses and legal fees.

The Note2 is a short-term debt obligation that is material to the Company. The Note2 also contains certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the Note2 in the event of such defaults. In the event of default, at the option of EMA and in EMA’s sole discretion, EMA may consider the Note2 immediately due and payable.

On October 24, 2017, the “Company” entered into a securities purchase agreement (“SPA3”) with Powerup Lending Group, LTD (“POWER), upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $108,000.00 (the “Note3”) to POWER. The Company received proceeds of $105,000 in cash from POWER. Interest accrues on the outstanding principal amount of the Note3 at the rate of 12% per year. The Note3 is due and payable on July 30, 2018. The Note3 is convertible into common stock, subject to Rule 144, at any time after the issue date, at 61% of the lowest sale price for the common stock during the twenty (15) consecutive trading days immediately preceding the conversion date. If the shares are not delivered to POWER within three business days of the Company’s receipt of the conversion notice, the Company will pay POWER a penalty of $2,000 per day for each day that the Company fails to deliver such common stock through willful acts designed to hinder the delivery of common stock to POWER. POWER does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The Company shall have the right, exercisable on not less than three (3) trading days’ prior written notice to POWER, to prepay the outstanding balance on this Note for (i) 115% of all unpaid principal and interest if paid within 30 days of the issue date and (ii) 120% up to 140% of all unpaid principal and interest starting on the 31st day up to the 180th day following the issue date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 22% of all unpaid principal and interest per annum and the Note3 becomes immediately due and payable. In connection with the Note3, the Company paid POWER $3,000.00 for its expenses and legal fees.

The Note3 is a short-term debt obligation that is material to the Company. The Note3 also contains certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the Note3 in the event of such defaults. In the event of default, at the option of POWER and in POWER’s sole discretion, POWER may consider the Note3 immediately due and payable.

Potential Acquisitions:

On October 23, 2017 the Company entered into escrow to purchase a 100 room hotel located in Kern County, California for $4,100,000. This hotel acquisition is scheduled to close by January 12, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on April 27, 2017, as well as the consolidated financial statements and related notes contained therein.

Forward Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Overview

Sunstock, Inc., formerly Sandgate Acquisition Corporation (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Management continue to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company commenced their investment in precious metals. At September 30, 2017, the Company has $378,704 in the inventory - silver.

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

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $36,000,000 as of September 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended September 30, 2017 and 2016

The Company generated revenues during the three months ended September 30, 2017 of $1,601 as compared to $9,966 in revenues posted for the three months ended September 30, 2016. The decrease in revenues is primarily due to the reduced emphasis on retail sales to hotel management focus.

For the three months ended September 30, 2017 and 2016 cost of sales was $1,137 and $5,335, respectively, which was driven by the decrease in revenues as disclosed above. Operating expenses increased to $10,294,883 for the three months ended September 30, 2017 from $1,063,768 for the same period of 2016 primarily because of share-based compensation and amortization of prepaid services.

During the three months ended September 30, 2017, the Company posted a net loss of $3,613,118 as compared to a net loss of $1,060,714 for the three months ended September 30, 2016, such increase is primarily related to an increase in expenses related to increase operating expenses, share-based compensation, interest expense and amortization of prepaid services.

The unrealized gain on investments in precious metals of $1,042 during the three months ended September 30, 2017, is related to the increase in the market value of the underlying assets held as of September 30, 2017.

Discussion of the Nine Months ended September 30, 2017 and 2016

The Company generated revenues during the nine months ended September 30, 2017 of $8,386 as compared to $33,476 in revenues posted for the nine months ended September 30, 2016. The decrease in revenues is primarily due to the reduced emphasis on retail sales to hotel management focus.

For the nine months ended September 30, 2017 and 2016 cost of sales was $5,948 and $17,921 respectively, which was driven by the decrease in revenues as disclosed above. Operating expenses increased to $29,038,076 for the nine months ended September 30, 2017 from $1,706,652 for the same period of 2016 primarily because of share-based compensation and amortization of prepaid services.

For the nine months ended September 30, 2017, the Company posted a net loss of $29,227,405 as compared to a net loss of $1,571,996 for the nine months ended September 30, 2016, such increase is primarily related to an increase in expenses related to increase operating expenses, share-based compensation, interest expense and amortization of prepaid services.

The unrealized gain on investments in precious metals of $17,050 during the nine months ended September 30, 2017, is related to the year to date increase in the market value of the underlying assets held as of September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2017, the Company had $7,228 in cash and $8,716 in inventory – products and $378,704 in inventory - silver.

For nine months ended September 30, 2017, the Company received proceeds of $13,570 from the sale of common stock, (including $1,310 for shares payable) and a gross of $227,250 from the issuance of convertible notes payable.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the period ended September 30, 2017, adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company has settled the cost of this lawsuit at $82,660, and has reflected this amount in accrued litigation in the accompanying balance sheet as of September 30, 2017.

There are no other litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, we issued the following unregistered securities:

During the quarter ended September 30, 2017 we issued an aggregate of 5,320,000 shares of our common stock of which 80,000 shares were issued for $80 in cash and an additional 5,240,000 shares were issued for a combination of $1,250 in cash and $798,750 valued at the closing price on the date of grant for services $5,320 from a previous stock subscription. The issuance were exempt from registration pursuant to section 4(a) (2) of the Securities Act of 1993, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

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

SUNSTOCK, INC.

Dated: November 16, 2017	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

