Form 10-K
period 2017-12-31
Sunstock, Inc.
filed 2018-04-06
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,373,747 as of June 30, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 4, 2018
Common Stock, par value $0.0001	51,503,638

Documents incorporated by reference: None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward-looking statements” within the meaning of federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “may,” “should,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements are only based on facts and factors known by us as of the date of this report. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the section below entitled “Risk Factors,” as well as those discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are urged not to place undue reliance on these forward-looking statements.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, whether as a result of new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, as well as our other SEC filings, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Item 1. Business

Background

The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent registered public accounting firm has issued a report stating there is substantial doubt about the Company’s ability to continue as a going concern.

Summary

The Company operates a deep discount variety retail store under the name “Dollar Green Stores” (“dollar stores”) in Sacramento.

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

On April 18, 2017 the Company entered into a Letter of Intent to purchase a central California hotel for approximately $7,000,000 and entering escrow October, 2017 however with the escrow expired in December 2017 and the purchase did not close.

The Business: Discount Retail Stores

The Company owns and operates a discount retail store and which it expects to close in the second quarter of 2018 if its hotel operations materialize.

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

The Market

The dollar channel is a $47 billion industry growing at a rate of 9% annually in the United States. The recent recession and post-recessionary shopping habits have made dollar stores a frequent channel for more consumers—of all incomes. Dollar stores appeal to primarily low- and fixed-income consumers; however, a growing segment of shoppers are high-income consumers, as the stigma of dollar stores seems to be waning. Across consumer segments, dollar-store shopping trips appear to be expanding from merely a fill-in or occasional targeted purchase to a grocery or mass merchandise substitute. To some extent, the growth of dollar stores—in particular multi-price-point dollar stores, where the price of most products exceeds one dollar—is at the expense of mass merchandisers and grocery channels.

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

As of December 31, 2017, the Company has no presence in the hotel market.

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

Services and Products

The Company plans to operate its discount retail store in the basic consumer goods market until such time when it begins to operate hotels.

The Company has begun to establish positions in precious metals and intends to hold as a long term investment. Currently, the Company has acquired 22,003 ounces of silver and a small amount of gold.

On April 18, 2017, the Company entered into a Letter of Intent to purchase a central California hotel for approximately $7,000,000 entering escrow in October 2017, however the escrow expired in December 2017.and the purchase was terminated

Pricing

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

The Company entered into a Purchase Agreement with Dollar Store Services, Inc. in October 2013. The Company worked with Dollar Store Services, Inc. to develop, design and build out its first retail storefront. There are no Current or future commitments under such agreement.

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

The Company has posted limited revenues from operations based on customer sales at its discount retail stores. The Company posted revenues of approximately $10,000 and $54,000 during the years ended December 31, 2017 and 2016, respectively.

The Company has not generated profits and has posted net losses since inception. The Company posted net losses of ($36,276,542) for the full year ended December 31, 2017 and ($6,338,792) for the year ended December 31, 2017.

Equipment Financing

The Company has no existing equipment financing arrangements.

THE COMPANY

Employees

Currently, the Company has two employees and one consultant. Our employees are not represented by a labor union or by a collective bargaining agreement.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently uses the residence of Jason C. Chang for its corporate office at $1,200 per month based on a 19-month lease entered into in June 30, 2017 running through December 31, 2018 and is reflected as a prepaid expense on the Company’s Balance Sheet at December 31, 2017. The Company has no other properties and at this time and has no agreements to acquire any properties.

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2016 with a one year option which ran through June 2017. The Company is currently operating at that location on a month to month arrangement for $2,100 per month.

Item 3. Legal Proceedings

In April 2014, the Company received notice that a shareholder had filed a lawsuit against the Company. The Company has settled on a cost of this lawsuit will be approximately $83,000, and has reflected this amount in accrued litigation on its balance sheet as of December 31, 2016 as the Company settled this liability in December 2017 for $90,000.

On January 27, 2015 the Company filed a lawsuit to recover costs associated with the August 2014 closing of the first store due to substandard electrical wiring by the landlord. The lawsuit was settled in 2016 for $15,887, which the Company received in November and December 2017.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 9, 2015 the Company began light trading on the NASDAQ bulletin board under the symbol “SSOK”.

Our common stock trades under the symbol “SSOK” on the OCTQB. The following table sets forth, for the quarters indicated, the high and low last sale price information for our common stock as reported by OTC Markets Inc., a research service that complies quote information reported on the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low

Year ended December 31, 2017:
First Quarter	$1.30	$0.95
Second Quarter	0.16	0.06
Third Quarter	1.40	0.54
Fourth Quarter	0.68	0.13
Year ended December 31, 2016:
First Quarter	$1.25	$1.10
Second Quarter	1.35	1.23
Third Quarter	1.40	0.95
Fourth Quarter	1.40	0.95

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

As of December 31, 2017, there are 47,853,638 shares of common stock outstanding of which 28,286,911 shares are owned by officers and directors of the Company. There are approximately 40 holders of our common stock.

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

Management intends to develop the Company for the acquisition and operation of hotels and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2015, the Company entered into the investment in precious metals as listed on their Balance sheet of December 31, 2017 of $384,981. In September 2013, management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease required monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014.

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

The Company currently operates one Store,

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

As of December 31, 2017, The Company has not posted operating income since inception. It has an accumulated deficit of approximately ($43.000.000) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

2017 Year-End Analysis Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

As of December 31, 2017, Sunstock has generated revenues of $10,497 on cost of revenue and costs of $17,433 with limited cash flows from operations since inception. For the year ended December 31, 2017, Sunstock had sustained a net loss of approximately ($36,300,000) and had accumulated a deficit of approximately ($43,000,000).

Gross profit (loss) for the year ended December 31, 2017 was ($6,936) down from $13,417 for 2016 due to reduced operating hours.

Operating expenses were up to $35,589,608 as compared to $6,384,863 for the year ended December 31, 2017 over year end 2016. Stock based compensation was the main part of that during the current year at approximately $35,200,000.

Liquidity and Capital Resources

As of December 31, 2017, the Company had $59,167 in cash, $393,772 in inventories and $37,438 in prepaid expenses and services. During the year ended December 31, 2017, the Company raised $13,630 (including a write off a subscription receivable of $5,940) in cash from stock sales and $559,295 from convertible notes payable.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2017 and 2016 are attached hereto.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Management of Sunstock

Sunstock has two employees and one consultant. Jason C. Chang and Dr. Ramnik S. Clair are the officers and directors of Sunstock and shareholders. Mr. Chang, as president of Sunstock, and Mr. Clair as vice president, have allocated time to the activities of Sunstock with minimal cash compensation.

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

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has two persons who are the only shareholders and who serve as the directors and officers. The Company has limited operations and business actually does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

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

To the Company’s review that no other reports were required, during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

The Company’s officers and directors receive minimal cash compensation for services rendered to the Company. The officers and directors are not accruing any compensation pursuant to any agreement with the Company. For the years ended December 31, 2017 and 2016 the Company recorded the following:

●	During the year ended December 31, 2016, the Company’s chief executive officer was granted 2,800,000 shares of common stock for services performed during 2016. Based on the estimated fair value of the common shares, the Company recorded approximately $3,400,000 of compensation expense to the officer; as such shares were considered compensatory for services provided through December 31, 2016.

●	During the year ended December 31, 2017, the Company’s chief executive officer was awarded 18.05 million of the Company’s common stock for services valued at an aggregate of approximately $19,500,000 (based on the closing price on the grant date), of which $9,050 was received in cash and the remaining amount will be recorded as stock based compensation expense in the accompanying statement of operations as the amounts are earned through December 31, 2017.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company currently does not compensate its directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2017, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

	Amount of	Percent of
Name and Address	Beneficial	Outstanding
of Beneficial Owner	Ownership	Stock (1)

Jason C. Chang
111 Vista Creek Circle
Sacramento, CA 92835	27,226,411	57%

Dr. Ramnik C. Clair
111 Vista Creek Circle
Sacramento, CA 92835	2,060,500	4%

All Executive officers and
Directors as a Group ( 2 Persons)	29,286,911	61%

(1)	Based upon 47,853,638 Shares outstanding as of the date of December 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

The combined parents to Jason C. Chang, the Company’s Chief Executive Officer and a director, worked for a combined total of 5,900,000 shares of the Company’s common stock for the year ended December 31, 2017, which were valued at approximately $7,500,000 upon grant.

The wife of Dr. Clair, a director of the Company, was issued 1,000,000 shares as compensation, which were valued at approximately $1,200,000 upon grant.

During the year ended December 31, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

During the year ended December 31, 2017, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2017, the Company’s chief executive officer was awarded 18.05 million of the Company’s common stock for services valued at an aggregate of approximately $19,500,000 (based on the closing price on the grant date), of which $9,050 was received in cash and the remaining amount will be recorded as stock based compensation expense in the accompanying statement of operations as the amounts are earned through December 31, 2017.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or expected to be billed for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements review of financial statements included in the Company’s Form 10-K and Form 10-Q reports, consents and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2017	December 31, 2016

Audit Fees
Hall & Company	55,000	40,000
	$55,000	$40,000

AUDIT-RELATED FEES

None.

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

SUNSTOCK, INC.

Dated: April 6, 2018	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer and Chairman (Principal Executive and Financial Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunstock, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstock, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity(deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Hall & Company

We have served as the Company’s auditor since 2014

Irvine, CA

April 6, 2018

SUNSTOCK, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets
Cash	$59,167	$16,601
Other receivable	-	1,000
Inventory - products	8,791	4,681
Inventory - silver	384,981	358,178
Prepaid services	18,400	27,170
Prepaid expenses	19,038	6,600

Total Current Assets	490,377	414,230

Property and equipment-net	7,937	5,091

Total assets	$498,314	$419,321

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$38,274	$56,411
Accrued litigation	-	82,660
Convertible notes payable, net of discount	224,328	-
Derivative liability - conversion feature	1,009,896	-
Total Current Liabilities	1,272,498	139,071

Total liabilities	1,272,498	139,071

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 47,853,638 and 18,927,638 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	4,785	1,892
Additional paid - in capital	42,543,835	7,324,620
Subscription receivable	-	-
Accumulated deficit	(43,322,804)	(7,046,262)

Total stockholders’ equity (deficit)	(774,184)	280,250
Total liabilities and stockholders’ equity (deficit)	$498,314	$419,321

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2017	2016

Revenues	$10,497	$54,036
Cost of revenue	17,433	40,619
Gross profit (loss)	(6,936)	13,417

Operating expenses
Professional fees	$3,041,930	$376,330
Compensation	32,123,688	5,874,803
Other operating expenses	417,054	147,147

Operating loss	(35,589,608)	(6,384,863)
Other income (expense):
Unrealized gain on investments in precious metals	23,327	41,825
Realized gain on investments in marketable securities	-	5,046
Interest expense	(810,758)	-
Changes in fair value of derivative liability	101,297	-

Loss before income tax	(36,275,742)	(6,337,992)
Income tax	800	800

Net loss	$(36,276,542)	$(6,338,792)

Loss per share - basic and diluted	$(0.98)	$(0.48)

Weighted average number of common shares outstanding - basic and diluted	37,115,528	13,140,533

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

				Stock
		Common	Additional Paid-	Subscription	Accumulated
	Shares	Stock	In Capital	Receivable	Deficit	Total
Balance at December 31, 2015	10,482,103	$1,048	$1,007,034	$-	$(707,470)	$300,612
Issuance of common stock for cash	4,255,535	425	39,701	-	-	40,126
Estimated fair value of common stock issued for services	4,190,000	419	6,277,885	-	-	6,278,304
Net loss	-	-	-	-	$(6,338,792)	(6,338,792)
Balance at December 31, 2016	18,927,638	$1,892	$7,324,620	$-	$(7,046,262)	$280,250
Issuance of common stock for cash	17,859	2	19,568			19,570
Issuance of common stock for convertible notes	200,000	20	18,500			18,520
Estimated fair value of common stock issued for services, including shares issued in prior year	28,708,141	2,871	35,181,147			35,184,018
Net loss					$(36,276,542)	(36,276,542)
	47,853,638	4,785	42,543,835	-	(43,322,804)	(774,184)

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES
Net loss	$(36,276,542)	$(6,338,792)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on marketable securities, net	-	(5,046)
Loss on subscription receivable	5,940	-
Change in fair value of derivative liability	(101,297)
Unrealized gain on investment in precious metals	(23,327)	(41,825)
Depreciation	5,528	3,555
Amortization of debt discount and issuance costs	236,042	-
Common stock issued for services including amortization of prepaid consulting	35,192,788	6,251,113
Excess fair value of derivative	552,016	-
Changes in operating assets and liabilities
Other Receivables	1,000	-
Inventories - products	(4,110)	22,633
Prepaid expenses & services	(12,438)	(3,201)
Accrued litigation	(82,660)	27,460
Accounts payable	(11,449)	17,104
Net cash used in operating activities	(518,509)	(66,999)
INVESTING ACTIVITIES
Inventories - silver	(3,476)	(13,924)
Purchase of property and equipment	(8,374)	(917)
Proceeds from sales of marketable securities	-	44,616
Cash provided by (used in) investing activities	(11,850)	29,775

FINANCING ACTIVITIES
Proceeds from convertible notes payable	559,295	-
Proceeds from issuance of common stock	13,630	40,126
Net cash provided by financing activities	572,925	40,126

Net change in cash	42,566	2,902
Cash, beginning of period	16,601	13,699
Cash, end of period	$59,167	$16,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$20,987,150	$403,500
Shares issued in exchange for debt	$18,520	$-
Shares issued under stock subscription receivable	$-	$403,500
Fair value of derivatives recorded as debt discount	$559,177	$-

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

On July 18, 2013, the Company has changed its name from Sandgate Acquisition Corporation to Sunstock, Inc.

On July 18, 2013, Jason Chang and Dr. Ramnik S. Clair were named as the directors of the Company.

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company opened in February 2014. The Company opened its second retail store in May 2014. On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets. The Company’s second and currently only store was relocated in December of 2015 under lease running through June 2017 and operating on a month to month lease currently. The Company plans to continue purchasing more precious metals in silver and currently searching for a hotel in the Central California are as their previous selection in escrow during the 4th quarter of 2017 did not close.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include realizability and valuation of inventories and value of stock-based transactions.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017 and 2016.

INVENTORIES

Inventories consist of merchandise for sale and are stated at the lower of cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

Inventories – silver consists primarily of silver and small amounts of gold held for sale and are stated at fair value. Currently, the Company anticipates holding its precious metals as a long-term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50 per ounce. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500 per ounce.

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

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an Unrealized gain on investments on precious metals of $23,327 at December 31, 2017.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2017 and 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the transaction is assured.

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

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding increase in the valuation allowance at December 31, 2017 is $12,029,000. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at December 31, 2017 and 2016.

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

For the year ended December 31, 2017 and 2016 there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the years then ended.

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

At December 31, 2017 and 2016, the Company’s financial instruments include cash, accounts payable, and accrued litigation (2016). The carrying amount of cash, accounts payable, and accrued litigation approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $43,300,000 as of December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on its Consolidated Financial Statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. While we are currently assessing the impact ASU 2016-02 will have on the financial statements, we expect the primary impact to the financial position upon adoption will be the recognition, on a discounted basis, of the minimum commitments on the balance sheet under our noncancelable operating lease resulting in the recording of a right of use asset and lease obligation.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” The amendments in this update provide guidance in U.S. GAAP about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company his adopted this standard effective January 1, 2017 and it did not have a significant compact on its financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2017	December 31, 2016
Furniture and equipment	$18,166	$9,792
Less – accumulated depreciation	(10,229)	(4,701)
	$7,937	$5,091

Depreciation expense for the year ended December 31, 2017 and 2016 was $5,528 and $3,555, respectively.

NOTE 5 - RELATED PARTY BALANCES

During the year ended December 31, 2017, the Company’s chief executive officer was awarded 18.05 million of the Company’s common stock for services valued at an aggregate of approximately $19,500,000 (based on the closing price on the grant date), of which $9,050 was received in cash and the remaining amount will be recorded as stock based compensation expense in the accompanying statement of operations as the amounts are earned through December 31, 2017

The combined parents to Jason C. Chang, the Company’s Chief Executive Officer and a director, worked for a combined total of 5,900,000 shares of the Company’s common stock for the year ended December 31, 2017, which were valued at approximately $7,500,000 upon grant.

The wife of Dr. Clair, a director of the Company, was issued 1,000,000 shares as compensation, which were valued at approximately $1,200,000 upon grant.

The Company has not incurred any salaries and related expenses during 2017 and 2016 The parents of the Company’s officer have contributed their time without compensation, nor any amounts due. They assist with operating the Company’s store (two stores through August 2014). In addition, the Company receives consulting services from a shareholder without any compensation, nor any amounts due. The Company approximates the annual expense would total $75,000 to hire and pay for comparable services. No such amounts have been recorded for the year ended December 31, 2017 and 2016. See note 9 Shareholders Equity.

During the years ended December 31, 2017 and 2016, the Company was provided a non-interest bearing, non-secured line of credit by a shareholder. The line is due on demand. During the years ended December 31, 2017 and 2016, the Company had net borrowings of approximately $0 and $30,000 respectively, which were due on demand which were included in accounts payable in the accompanying balance sheet.

In January 2015, the Company’s CEO had provided the Company with a revolving line of credit up to $120,000. All principal and interest (5%) was due and payable in January 2016. There were no borrowings under the revolving line during the year ended December 31, 2015. This expired in February 2016 and was not renewed.

During the year ended December 31, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

NOTE 6 – COMMITMENTS AND CONTINGIENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease required combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017. The Company has continued to operate at this location on a month to month agreement for $2,100 per month.

During the quarter ended June 30, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company had settled on the amount $82,660 up from the December 31,2015 accrued amount of $55,200 and has reflected these amounts in accrued litigation on the accompanying balance sheet as of December 31, 2016. Repayment was made in December 2017 for $90,000.

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

NOTE 7 – OUTSTANDING DEBT

Convertible notes are as follows as of December 31, 2017:

	Outstanding as of December 31, 2017	Debt Discount	Net Amount	Interest rate	Accrued Interest	Maturity Maturity
Auctus May 24, 2017	$105,988	(21,121)	84,867	12%	$1,499	February 18, 2018
EMA June 5, 2017	109,680	(46,877)	62,803	10%	6,721	June 5, 2018
Auctus October 11, 2017	85,000	(59,698)	25,302	12%	2,295	October 11, 2018
EMA October 11, 2017	85,000	(66,137)	18,863	12%	1,896	October 11, 2018
Power Up October 21, 2017	108,000	(81,677)	26,323	12%	2,414	October 21, 2018
Crown Bridge December 8, 2017	65,000	(61,062)	3,938	8%	728	December 8, 2018
Power Up December 21, 2017	53,000	(50,768)	2,232	12%	209	September 30, 2018
	$611,668	$(387,340)	$224,328	-	$15,762	-
Derivative liability	$1,009,896

During the year ended December 31, 2017, the Company recorded an aggregate of approximately $560,000 of debt discount and $550,000 of excess derivative fair value to interest expense upon issuance of the convertible notes.

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $112,500 of debt discount upon issuance including issuance costs of $12,750. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, and the Company recorded approximately $115,000 of debt discount upon issuance, including issuance costs of $15,000. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made.

NOTE 7 – OUTSTANDING DEBT (CONTINUED)

On October 11, 2017, Sunstock, Inc. (the “Company” or “we”) entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $77,000 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of subject 12% per year. The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability, and the Company recorded approximately $74,131 of debt discount upon issuance, including issuance costs of $10,750 The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest. The Company shall have the right, exercisable on not less than three (3) trading days’ prior written notice to Auctus, to prepay the outstanding balance on this Note for (i) 135% of all unpaid principal and interest if paid within 90 days of the issue date and (ii) 140% of all unpaid principal and interest starting on the 91st day following the issue date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Auctus Note becomes immediately due and payable. Regarding the Note, the Company paid Auctus $8,000 for its expenses and legal fees.

On October 11, 2017, the “Company” entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note 4) to EMA. The Company received proceeds of $79,395 in cash from EMA2. Interest accrues on the outstanding principal amount of the Note4 at the rate of 10% per year. The Note4 is due and payable on October 11, 2018. The Note4 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. The variable conversion term was a derivative liability, and the Company recorded approximately $85,000 of debt discount upon issuance, including issuance costs of $5,100. The Company shall have the right, exercisable on not less than five (5) trading days’ prior written notice to EMA2, to prepay the outstanding balance on this Note for (i) 135% of all unpaid principal and interest if paid within 90 days of the issue date and (ii) 150% of all unpaid principal and interest starting on the 91st day following the issue date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 24% per annum and the Note4 becomes immediately due and payable.

NOTE 7 – OUTSTANDING DEBT (CONTINUED)

On October 24, 2017, the “Company” entered into a securities purchase agreement (“SPA5”) with Powerup Lending Group, LTD (“POWER), upon the terms and subject to the conditions of SPA5, we issued a convertible promissory note in the principal amount of $108,000.00 (the “Note5”) to POWER. The Company received proceeds of $108,000 in cash from POWER. Interest accrues on the outstanding principal amount of the Note3 at the rate of 12% per year. The Note 5 is due and payable on July 30, 2018. The Note 5 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 69% figure mentioned above shall be reduced to 35%. The variable conversion term was a derivative liability, and the Company recorded approximately $108,000 net of debt discount of $108,000 upon issuance, including issuance costs of $3,000. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note. The Company shall have the right, exercisable on not less than five (5) trading days’ prior written notice to POWER, to prepay the outstanding balance on this Note for (i) 115% of all unpaid principal and interest if paid within 30 days of the issue date and (ii) 120% up to 140% of all unpaid principal and interest starting on the 31st day up to the 151st day following the issue date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 150% of all unpaid principal and interest per annum and the Note 5 becomes immediately due and payable.

On December 8, 2017, the “Company” entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN), upon the terms and subject to the conditions of SPA7, we issued a convertible promissory note in the principal amount of $65,000.00 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrues on the outstanding principal amount of the Note 6 at the rate of 8% per year. The Note6 is due and payable on December 8, 2018. The Note6 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above shall be reduced to 45%. The variable conversion term was a derivative liability, and the Company recorded approximately $65,000 of debt discount upon issuance, including issuance costs of $2,500. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note. If the shares are not delivered to CROWN within two business days of the Company’s receipt of the conversion notice, the Company will pay CROWN a penalty of $2,000 per day for each day that the Company fails to deliver such common stock through willful acts designed to hinder the delivery of common stock to CROWN. CROWN does not have the right to convert the note, to the extent that it would beneficially own in excess of 4.9% of our outstanding common stock. The Company shall have the right, exercisable on not less than five (5) trading days’ prior written notice to CROWN, to prepay the outstanding balance on this Note for (i) 135% of all unpaid principal and interest if paid within 60 days of the issue date and (ii) 150% up to 180% of all unpaid principal and interest starting on the 61st day up to the 180th day following the issue date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 150% of all unpaid principal and interest per annum and the Note6 becomes immediately due and payable.

NOTE 7 – OUTSTANDING DEBT (CONTINUED)

On December 21, 2017, the “Company” entered into a securities purchase agreement (“SPA7”) with Powerup Lending Group, LTD (“POWER2), upon the terms and subject to the conditions of SPA7 we issued a convertible promissory note in the principal amount of $53,000.00 (the “Note7”) to POWER2. The Company received proceeds of $50,000 in cash from POWER2. Interest accrues on the outstanding principal amount of the Note7 at the rate of 12% per year. The Note7 is due and payable on September 30, 2018. The Note7 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 51%. The variable conversion term was a derivative liability, and the Company recorded approximately $53,000 of debt discount upon issuance, including issuance costs of $3,000. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note. The Company shall have the right, exercisable on not less than five (5) trading days’ prior written notice to POWER2, to prepay the outstanding balance on this Note for (i) 115% of all unpaid principal and interest if paid within 30 days of the issue date and (ii) 120% up to 140% of all unpaid principal and interest starting on the 31st day up to the 151st day following the issue date. In the event of default, the amount of principal and interest not paid when due bear default interest at the rate of 150% of all unpaid principal and interest per annum and the Note7 becomes immediately due and payable.

During the year ended December 31, 2017, the Company amortized approximately $236,000 of debt discount to interest expense.

NOTE 8 – DERIVATIVE LIABILITIES

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

Certain of the Company’s embedded conversion features on debt are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features using the Black-Scholes Merton option pricing model (“Black-Scholes”). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at December 31, 2017.

For the Year ended December 31, 2017

Annual Dividend yield	0%
Expected life (years)	0.15 -0.94
Risk-free interest rate	1.66%
Expected volatility	75% - 254%

NOTE 8 – DERIVATIVE LIABILITIES (CONTINUED)

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

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the year ended December 31, 2017:

Balance December 31, 2016	$-
Issuance of embedded conversion feature	1,111,193
Change in fair value	(101,297)
Balance as of December 31, 2017	$1,009,896

NOTE 9 - STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 of preferred stock.

During the year ended December 31, 2017, the Company received an aggregate of $13,570 (net of approximately $6,000 subscription receivable forgiven) from the issuance of 17,589 shares of its common stock. In addition, the Company issued upon conversion of issued notes payable and accrued interest of approximately $18,500 for convertible notes in relation to 200,000 shares of common stock.

During the year ended December 31, 2017, the Company issued 28,708,141 shares of fully vested non-forfeitable shares of common stock to certain employees and consultants for future services. The fair value of the shares issued was determined to be approximately $32,660,000, and the remaining amount was recorded as prepaid consulting. During the year ended December 31, 2017, the Company amortized approximately $32,642,000 to stock based compensation expense related to these issuances. In addition, the Company recorded approximately $2,520,000 of compensation expense related to the vesting of shares issued in 2016.

During the year ended December 31, 2016, the Company’s chief executive officer was granted 2,800,000 shares of common stock for services performed during 2016. Based on the estimated fair value of the common shares, the Company recorded approximately $3,400,000 of compensation expense to the officer; as such shares were considered compensatory for services provided through December 31, 2016.

During the year ended December 31, 2017, the Company’s chief executive officer was awarded 18.05 shares million of the Company’s common stock for services rendered in 2017 and valued at an aggregate of approximately $19,500,000 (based on the closing price on the measurement date), of which $9050 was received in cash and the remaining amount will be recorded as stock based compensation expense in the accompanying statement of operations as the amounts are earned through December 31, 2017.

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

NOTE 10 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the years ended December 31, 2017 and 2016 is summarized below:

	December 31, 2017	December 31, 2016
Current:
Federal	$-	$-
State	800	800
Total current	800	800
Deferred:
Federal	12,675,722	2,308,380
State	2,140,461	480,923
Change in valuation allowance	(14,816,183)	(2,789,303)
Total deferred	-	-
Income tax provision(benefit)	$800	$800

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31, 2016	December 31, 2016
U.S. federal statutory tax rate	34.00%	34.00%
State tax benefit, net	(0.0023)%	(0.30)%
Stock based compensation	(33.0975)%	(30.80)%
Other	0.00%	0.00%
Valuation allowance	(0.09010)%	(3.20)%
Effective income tax rate	(0.0023)%	0.00%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
NOL’s	$659,748	$299,698
State taxes	-	-
Inventory and other reserves	-	-
Depreciation and amortization	-	-
NQ stock option expense	14,156,435	4,658,597
Total deferred tax assets	14,816,183	4,958,295
Valuation allowance	(14,816,183)	(4,958,295)
Net deferred tax assets	$-	$-

NOTE 10 INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $9,900,000 for the year ended December 31, 2017.

As of December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,743,000 which expire beginning in the year 2032. As of December 31, 2017, the Company had net operating loss carryforwards for state income tax purposes of approximately $1,743,000 which expire beginning in the year 2032.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 30, 2018, but effective on February 5, 2018, the Company entered into an agreement to provide services for the purpose of assisting developing and secure public investors as filed on their Form 8 – K on February 8, 2018.

During the first quarter of 2018, 3,650,000 shares of the Company’s common stock were issued related to conversions of the Company’s convertible notes and accrued interest.

