Form 10-Q
period 2018-03-31
Sunstock, Inc.
filed 2018-05-17
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 16, 2018
Common Stock, par value $0.0001	68,103,299

Documents incorporated by reference: None

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017 (Audited)	4

Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2018 and 2017	5

Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017	6

Notes to Unaudited Condensed Financial Statements	7 - 16

SUNSTOCK, INC.

BALANCE SHEETS

	March 31, 2018	December 31, 2017

ASSETS
Current assets
Cash	$159,219	$59,167
Inventory - products	10,299	8,791
Inventory - silver	372,999	384,981
Prepaid services	-	18,400
Prepaid expenses	13,200	19,038

Total Current Assets	555,717	490,377

Property and equipment-net	6,457	7,937

Total assets	$562,174	$498,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$62,022	$38,274
Loan payable to officer	150,000	-
Convertible notes payable, net of discount	398,831	224,328
Derivative liability - conversion feature	924,151	1,009,896
Total Current Liabilities	1,535,004	1,272,498
Total liabilities	1,535,004	1,272,498

Commitments and contingencies
Stockholders' deficit
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 51,503,638 and 47,853,638 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	5,150	4,785
Additional paid - in capital	42,591,508	42,543,835
Accumulated deficit	(43,569,488)	(43,322,804)

Total stockholders' deficit	(972,830)	(774,184)
Total liabilities and stockholders' deficit	$562,174	$498,314

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2018	2017

Revenues	$7,143	$3,596
Cost of revenue	4,286	2,550
Gross profit	2,857	1,046

Operating expenses
Professional fees	$45,402	$11,479
Compensation	18,400	12,528,130
Other operating expenses	22,469	15,092

Operating loss	(83,414)	(12,553,655)
Other income (expense):
Unrealized gain (loss) on investments in precious metals	(11,982)	51,720
Interest expense	(237,033)	-
Changes in fair value of derivative liability	85,745	-

Loss before income tax	(246,684)	(12,501,935)
Income tax	-	-

Net loss	$(246,684)	$(12,501,935)

Loss per share - basic and diluted	$(0.01)	$(0.52)

Weighted average number of common shares outstanding - basic and diluted	48,865,973	23,984,832

The accompanying notes are an integral part of the financial statements.

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net loss	$(246,684)	$(12,501,935)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on marketable securities, net	-	(51,720)
Change in fair value of derivative liability	(85,745)
Unrealized gain on investment in precious metals	11,982	-
Depreciation	1,480	1,247
Penalty expense for note payable default provisions	44,827
Amortization of debt discount and issuance costs	174,820	-
Common stock issued for services including amortization of prepaid consulting	18,400	12,528,130
Changes in operating assets and liabilities
Inventories - products	(1,508)	2,350
Prepaid expenses & services	5,838	720
Accounts payable and accrued expenses	26,642	861
Net cash used in operating activities	(49,948)	(20,347)
INVESTING ACTIVITIES
Inventories - silver	-	(3,476)
Cash provided by (used in) investing activities	-	(3,476)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	-
Proceeds from note payable from officer	150,000	7,940
Net cash provided by financing activities	150,000	7,940

Net change in cash	100,052	(15,883)
Cash, beginning of period	59,167	16,601
Cash, end of period	$159,219	$718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$-	$110,400
Shares issued under stock subscription receivable	$-	$6,000
Conversion of notes payable and accrued interest common stock	$48,038	$-

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

BASIS OF PRESENTATION

The condensed balance sheet as of December 31, 2017, which has been derived from audited financial statements and the interim unaudited condensed financial statements as of March 31, 2018 and 2017 have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three months ended March 31, 2018 and 2017 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of March 31, 2018, and the condensed cash flows for the three months ended March 31, 2018 and 2017. The results of operations for three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

REVENUE RECOGNITION

On January 1, 2018, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

The Company reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the three months ended March 31, 2018.

The Company’s principal activities from which it generates revenue are product sales and precious metals appreciation.

Revenue is measured based on consideration specified in the sale with a customer. A sale with a customer exists when we enter into an offer to sell with a customer. The sale is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers and wholesalers. These sales reflect buyers and sellers offer and acceptance to terms and conditions of the sale. Consideration is typically paid via credit card or cash before our products leave the store.

For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are sold to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at March 31, 2018 and December 31, 2017, respectively.

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product is sold. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by it from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

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

As of March 31, 2018, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for each of the periods presented.

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

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $44,000,000 as of March 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 - RELATED PARTY BALANCES

During the year ended December 31, 2017, the Company was provided a non-interest bearing, non-secured line of credit by a shareholder for up to $30,000. The line is due on demand. At March 31, 2018 and year ended December 31, 2017, the Company had net borrowings of approximately $0 and $0, respectively, and is still available to draw down. See Note 7 for shares of stock issued to related parties.

During the quarter ended June 30, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

During the three months ended March 31, 2018, the Company borrowed $150,000 from its CEO. The borrowings are due on demand, are non-interest bearing and are unsecured.

The officers of the Company do not receive a fixed salary. During the three months ended March 31, 2018 and 2017 the Company paid approximately $25,000 and $20,000 to the CEO as compensation.

NOTE 5 - COMMITMENTS AND CONTINGIENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017. This lease is currently on a month to month basis at March 31, 2018.

During January of 2018, the Company entered into a three-month consulting agreement with PAG Group, LLC., to help develop business growth opportunities through March 2018 for $29,000.

LITIGATION

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. Management believes the outcomes of currently pending claims are not likely to have a material effect on our consolidated financial position and results of operations.

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

NOTE 6 – OUTSTSANDING DEBT

Convertible notes payable are as follows as of March 31, 2018:

	Outstanding as of March 31, 2018	Debt Discount	Net Amount	Interest rate	Accrued Interest	Maturity Maturity

Auctus May 24, 2017	$131,999	$-	$131,999	12%	$2,481	February 18, 2018
EMA June 5, 2017	83,852	$(14,240)	69,612	10%	9,120	June 5, 2018
Auctus October 11, 2017	85,000	(27,697)	57,303	12%	4,845	October 11, 2018
EMA October 11, 2017	85,000	(45,178)	39,822	12%	4,810	October 11, 2018
Power Up October 21, 2017	108,000	(46,839)	61,161	12%	5,610	October 21, 2018
Crown Bridge December 8, 2017	65,000	(45,034)	19,966	8%	1,610	December 8, 2018
Power Up December 21, 2017	53,000	(34,032)	18,968	12%	1,778	September 30, 2018
	$611,851	$(213,020)	$398,831	-	$30,254	-
Derivative liability	$924,151

During the three months ended March 31, 2018, interest expense includes approximately $175,000 of amortized debt discount and approximately $45,000 in connection with increased principal and accrued interest upon default of a note payable.

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The note is currently in default. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and is amortizing such costs to interest expense over the term of the note. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $15,000 on the funding date and is amortizing such costs as interest expense over the term of the note.

NOTE 6 – OUTSTANDING DEBT (CONTINUED)

On October 11, 2017, Sunstock, Inc. (the “Company” or “we”) entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $77,000.00 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of subject 12% per year. The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability and the Company recorded approximately $74,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note Regarding the Note, the Company paid Auctus $8,000 for its expenses and legal fees.

On October 11, 2017, the “Company” entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note4 to EMA. The Company received proceeds of $79,395.00 in cash from EMA2. Interest accrues on the outstanding principal amount of the Note4 at the rate of 10% per year. The Note4 is due and payable on October 11, 2018. The Note4 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $85,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. In connection with the Note2, the Company paid EMA2 $5,000 for its expenses and legal fees.

On October 24, 2017, the “Company” entered into a securities purchase agreement (“SPA5”) with Powerup Lending Group, LTD (“POWER), upon the terms and subject to the conditions of SPA5, we issued a convertible promissory note in the principal amount of $108,000.00 (the “Note5”) to POWER. The Company received proceeds of $108,000 in cash from POWER. Interest accrues on the outstanding principal amount of the Note3 at the rate of 12% per year. The Note3 is due and payable on July 30, 2018. The Note5 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $108,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 69% figure mentioned above shall be reduced to 35%. In connection with the Note5, the Company paid POWER $5,000 for its expenses and legal fees.

On December 8, 2017, the “Company” entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN), upon the terms and subject to the conditions of SPA6, we issued a convertible promissory note in the principal amount of $65,000.00 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrues on the outstanding principal amount of the Note6 at the rate of 8% per year. The Note6 is due and payable on December 8, 2018. The Note6 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above shall be reduced to 45%. The variable conversion term was a derivative liability and the Company recorded approximately $65,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. In connection with the Note6, the Company paid CROWN $9,000 for its expenses and legal fees.

NOTE 6 – OUTSTANDING DEBT (CONTINUED)

On December 21, 2017, the “Company” entered into a securities purchase agreement (“SPA7”) with Powerup Lending Group, LTD (“POWER2), upon the terms and subject to the conditions of SPA7 we issued a convertible promissory note in the principal amount of $53,000.00 (the “Note7”) to POWER2. The Company received proceeds of $50,000 in cash from POWER2. Interest accrues on the outstanding principal amount of the Note7 at the rate of 12% per year. The Note7 is due and payable on September 30, 2018. The Note7 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 51%. In connection with the Note7, the Company paid POWER2 $3,000 for its expenses and legal fees.

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

Certain of the Company’s embedded conversion features on debt are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features using the Black-Scholes Merton option pricing model (“Black-Scholes”). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at March 31, 2018.

For the three months ended March 31, 2018

Annual Dividend yield	0%
Expected life (years)	0.75
Risk-free interest rate	2.09%
Expected volatility	207%

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

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for nine months ended September 30, 2017:

Balance December 31, 2017	$1,009,896
Issuance of embedded conversion feature	-
Change in fair value	(85,745)
Balance as of March 31, 2018	$924,151

NOTE 7 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 8,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.

During the three months ended March 31, 2017, the Company received $4,440 for the issuance of 306,000 shares of common stock.

During the first quarter ended March 31, 2017 the Company issued 120,000 shares of Common Stock to a consultant for legal services to be rendered through February 28, 2018. The fair value of the stock was determined to be $116,400, of which, $6,000 is included in subscription receivable, and the remaining $110,400 was recorded as prepaid consulting. During the three months ended March 31, 2017, the Company amortized $9,200 to stock-based compensation expense based on the vesting term.

During the quarter ended March 31, 2017, the company’s CEO, Jason Chang was awarded 11.5 million shares of the Company’s common stock for services valued at $11,253,250 of which $2,500 was received in the cash and the remaining $11,250,750 was recorded as stock-based compensation expense in the accompanying statement of operations.

The following table summarizes the restricted stock activity during the quarter ended March 31, 2017:

	Shares	Weighted-Average Remaining Vesting Life	Weighted-Average Per Share Fair Value
		(Years)
Balance, December 31, 2016	-	-	-
Granted	3,860,000	-	$1.30

Balance, March 31, 2017	3,860,000	0.24	$1.30

Vested, end of period	2,911,250	-	$1.29

Awards of restricted stock vest ratably over the term of the respective employment agreements.

As of March 31, 2017, the total unrecognized compensation costs related to non-vested stock-based compensation arrangements was approximately $1,254,000 and the weighted average period of years expected to recognize those costs was 0.24 years.

There was no restricted stock activity during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company issued 3,650,000 shares of common stock to certain holders of convertible notes per those agreements for principal and accrued interest of approximately $48,000.

NOTE 8 - SUBSEQUENT EVENTS

During April 2018 holders of Convertible notes converted approximately $22,000 of principal, interest and conversion fees into 6,700,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 6, 2018, as well as the consolidated financial statements and related notes contained therein.

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

Management continue to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company commenced their investment in precious metals. At March 31, 2018, the Company has $372,999 in the inventory - silver.

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

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $44,000,000 as of March 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Discussion of the Three Months ended March 31, 2018 and 2017

The Company generated revenues during the three months ended March 31, 2018 of $7,143 as compared to $3,596 in revenues posted for the three months ended March 31, 2017. The increase in revenues is primarily due to the reduced emphasis in 2017 on retail sales to hotel management focus.

For the three months ended March 31, 2018 and 2017 cost of sales was $4,286 and $2,550, respectively, which was driven by the increase in revenues as disclosed above. Professional fees increased to $45,402 from $11,479 for the periods March 31, 2018 and 2017 respectively due to the 1st quarter of 2018 consulting agreement. Compensation declined from March 31, 2017 of $12,528,130 to $18,400 primarily because of share-based compensation in the prior year. Operating expenses increased to $22,469 for the three months ended March 31, 2018 from $15,092.

During the three months ended March 31, 2018, the Company posted a net loss of $246,684 as compared to a net loss of $12,501,935 for the three months ended March 31, 2017, such decrease is primarily related to a decrease in expenses related to share-based compensation, net of increases in interest expense and amortization of debt discount.

The unrealized loss on investments in precious metals of $11,982 during the three months ended March 31, 2018, is related to the decrease in the market value of the underlying assets held as of March 31, 2018.

During the three months ended March 31, 2018, the Company borrowed $150,000 from its CEO. The borrowings are due on demand, are non-interest bearing and are unsecured.

Liquidity and Capital Resources

As of March 31, 2018, the Company had $159,219 in cash and $10,299 in inventory – products and $372,999 in inventory - silver.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the period ended March 31, 2018, adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, we issued the following unregistered securities:

During the quarter ended March 31, 2018 we issued an aggregate of 3,650,000 shares of our common stock in relief of convertible notes of approximately $57,000 of principal, interest and conversion fees.

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

SUNSTOCK, INC.

Dated: May 17, 2018	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

