Form 10-Q
period 2018-06-30
Sunstock, Inc.
filed 2018-08-27
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 22, 2018
Common Stock, par value $0.0001	83,257,449

Documents incorporated by reference: None

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017 (audited)	4

Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017	5

Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017	6

Notes to Unaudited Condensed Financial Statements	7 - 16

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$3,986	$59,167
Inventory - products	13,535	8,791
Inventory – silver	368,096	384,981
Prepaid services	-	18,400
Prepaid expenses	37,341	19,038

Total current assets	422,958	490,377

Property and equipment net	4,977	7,937

Total assets	$427,935	$498,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$83,297	$38,274
Loans payable to officer	200,000	-
Convertible notes payable, net of discount	1,071,641	224,328
Derivative liability - conversion feature	3,047,953	1,009,896
Total current liabilities	4,402,891	1,272,498
Total liabilities	4,402,891	1,272,498

Commitments and contingencies
Stockholders’ deficit
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 83,257,449 and 47,853,638 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	8,325	4,785
Additional paid - in capital	42,731,496	42,543,835
Accumulated deficit	(46,714,777)	(43,322,804)

Total stockholders’ deficit	(3,974,956)	(774,184)
Total liabilities and stockholders’ deficit	$427,935	$498,314

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Revenues	$4,120	$3,189	$11,263	$6,785
Cost of revenue	2,471	2,261	6,757	4,811
Gross profit	1,649	928	4,506	1,974

Operating expenses
Professional fees	204,249	70,383	249,651	81,862
Compensation	-	6,064,943	18,400	18,593,073
Other operating expenses	20,218	53,166	42,687	68,258
Total operating expenses	224,467	6,188,492	310,738	18,743,193

Loss from operations	(222,818)	(6,187,564)	(306,232)	(18,741,219)

Other income (expense)
Unrealized gain (loss) on investments in precious metals	(4,903)	(35,712)	(16,885)	16,008
Interest expense	(793,765)	(86,927)	(1,030,798)	(86,927)
Changes in fair value of derivative liability	(2,123,803)	144,942	(2,038,058)	144,942
Total other income (expense), net	(2,922,471)	22,303	(3,085,741)	74,023

Loss before provision for income taxes	(3,145,289)	(6,165,261)	(3,391,973)	(18,667,196)

Provision for income taxes	-	-	-	-

Net loss	$(3,145,289)	$(6,165,261)	$(3,391,973)	$(18,667,196)

Loss per share - basic and diluted	$(0.05)	$(0.18)	$(0.06)	$(0.61)

Weighted average number of common shares outstanding - basic and diluted	67,330,933	34,271,955	58,328,466	30,571,780

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net loss	$(3,391,973)	$(18,667,196)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	2,038,057	(144,942)
Unrealized loss/(gain) on investment in precious metals	16,885	(16,008)
Depreciation	2,960	2,567
Amortization of debt discount and issuance costs, net	278,728	49,055
Increase in notes payable due to default penalties	703,539	-
Common stock issued for services including amortization of prepaid consulting	18,400	17,559,580
Excess fair value of derivative	-	38,436
Common stock payable	-	1,053,943
Changes in operating assets and liabilities
Accounts Receivable	-	1,000
Inventories - products	(4,744)	788
Prepaid expenses & services	(18,303)	(31,610)
Accounts payable and accrued expenses	51,270	(41,473)
Net cash used in operating activities	(305,181)	(195,860)
INVESTING ACTIVITIES
Inventories - silver	-	(3,476)
Purchase of property and equipment	-	(2,609)
Net cash used in investing activities	-	(6,085)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	50,000	199,500
Proceeds from issuance of common stock	-	13,660
Proceeds from note payable from officer	200,000	-
Net cash provided by financing activities	250,000	213,160

Net change in cash	(55,181)	11,215
Cash, beginning of period	59,167	16,601
Cash, end of period	$3,986	$27,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$-	$9,839,700
Shares issued under stock subscription receivable	$-	$11,300
Fair value of derivative recorded as debt discount	$-	$215,169
Conversion of notes payable and accrued interest common stock	$191,201	$-

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

In December 2014, the Company purchased 100 ounces of silver. In 2015, the Company purchased additional precious metals for $302,429 and shifted more of its capital to the acquisition of precious metals. The Company holds physical coins and bullion rather than contracts for delivery of precious metals or certificates. In time of economic crisis, there may be no guarantee of the delivery of precious metals as contracts and certificates may exceed available stock.

Currently, the Company anticipates holding its precious metals as a long-term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500.

BASIS OF PRESENTATION

The condensed balance sheet as of December 31, 2017 which has been derived from audited financial statements and the interim unaudited condensed financial statements as of June 30, 2018 and 2017 have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three and six months ended June 30, 2018 and 2017 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of June 30, 2018, and the condensed cash flows for the six months ended June 30, 2018 and 2017. The results of operations for six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include but are not limited to derivative liabilities, realizability of inventories and value of stock-based transactions.

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

The Company reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the six months ended June 30, 2018.

The Company’s principal activity from which it generates revenue is product sales.

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

For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are sold to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at June 30, 2018 and December 31, 2017, respectively.

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product is sold. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by it from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales

EARNINGS (LOSS) PER COMMON SHARE

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

As of June 30, 2018, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for each of the periods presented.

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

In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to an issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company is determining the financial impact of this ASU.

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

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $46,700,000 as of June 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 - RELATED PARTY BALANCES

During the year ended December 31, 2017, the Company was provided a non-interest bearing, non-secured line of credit by a shareholder for up to $30,000. The line is due on demand. At June 30, 2018 and year ended December 31, 2017, the Company had net borrowings of approximately $0 and $0, respectively, and the line is still available to draw down. See Note 7 for shares of stock issued to related parties.

During the quarter ended June 30, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

During the six months ended June 30, 2018, the Company borrowed $150,000 from its CEO. The borrowings are due on demand, are non-interest bearing and are unsecured. The Company also borrowed an additional $50,000 from its CEO. That borrowing and accrued interest are due on September 30, 2018, bear interest at 6% per annum, and are unsecured.

The officers of the Company do not receive a fixed salary. During the six months ended June 30, 2018 and 2017 the Company paid approximately $25,000 and $20,000 to the CEO as compensation. In addition, during the six months ended June 30, 2017, approximately $18.6 million in stock was granted to the CEO.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017. This lease is currently on a month to month basis at June 30, 2018 for $2,100 per month.

During January of 2018, the Company entered into a three-month consulting agreement with PAG Group, LLC., to help develop business growth opportunities through March 2018 for $29,000.

During March of 2018, the Company entered into a legal consulting agreement with Destiny Aigbe for $350,000. The agreement is expected to last approximately six (6) months.

LITIGATION

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. Management believes the outcomes of currently pending claims could have a material effect on our financial position and results of operations. See Part II, Item 1 Legal Proceedings for further discussion.

INDEMNITIES AND GUARANTEES

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. About its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017. Currently the Company is on a month to month agreement.

Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 6 – OUTSTANDING DEBT

Convertible notes payable are as follows as of June 30, 2018:

	Outstanding as of June 30, 2018		Debt Discount	Net Amount	Interest rate	Accrued Interest	Orginal Maturity (2)

Auctus May 24, 2017	$254,638		$-	$254,638	12%	$4,115	February 24, 2018
EMA June 5, 2017	124,440		$-	124,440	10%	10,427	June 5, 2018
Auctus October 11, 2017	264,000		(2,987)	261,013	12%	7,423	October 11, 2018
EMA October 11, 2017	179,000		(23,986)	155,014	12%	7,353	October 11, 2018
Power Up October 21, 2017	27,180		(127)	27,053	12%	7,337	October 21, 2018
Crown Bridge December 8, 2017	123,500		(28,829)	94,671	8%	2,906	December 8, 2018
Power Up December 21, 2017	105,500		(17,109)	88,391	12%	3,363	September 30, 2018
Power Up April 16, 2018	105,500		(39,079)	66,421	12%	1,307	January 30, 2019
	$1,183,758	(1)	$(112,117)	$1,071,641	-	$44,231	-
Derivative liability	$3,047,953

(1)	Included in this amount are aggregate penalties of approximately $704,000 resulting from various events of default. See discussions in ITEM 1 LEGAL PROCEEDINGS under PART II - OTHER INFORMATION.

(2)	All notes are currrently in default and due on demand.

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The note is currently in default. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note. The Company recorded $174,319 in default penalty that was added to the note as of June 30, 2018.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and is amortizing such costs to interest expense over the term of the note. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $6,900 on the funding date and is amortizing such costs as interest expense over the term of the note. The Company recorded $66,720 in default penalty that was added to the note as of June 30, 2018.

NOTE 6 – OUTSTANDING DEBT (CONTINUED)

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $77,000.00 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of subject 12% per annum (24% upon an event of default). The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability and the Company recorded approximately $74,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note Regarding the Note, the Company paid Auctus $10,750 for its expenses and legal fees. The Company recorded $179,000 in default penalty that was added to the note.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2”), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note4”) to EMA. The Company received proceeds of $79,395.00 in cash from EMA2. Interest accrues on the outstanding principal amount of the Note4 at the rate of 10% per annum (24% upon an event of default). The Note4 is due and payable on October 11, 2018. The Note4 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $85,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. In connection with the EMA Note, the Company paid EMA2 $5,100 for its expenses and legal fees. The Company recorded $94,000 in default penalty that was added to the note as of June 30, 2018.

On October 24, 2017, the Company entered into a securities purchase agreement (“SPA5”) with Powerup Lending Group, LTD (“POWER”), upon the terms and subject to the conditions of SPA5, we issued a convertible promissory note in the principal amount of $108,000.00 (the “Note5”) to POWER. The Company received proceeds of $108,000 in cash from POWER. Interest accrues on the outstanding principal amount of the Note5 at the rate of 12% per annum (22% upon an event of default). The Note5 is due and payable on July 30, 2018. The Note5 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $108,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note5, the Company paid POWER $3,000 for its expenses and legal fees. The Company recorded $26,000 in default penalty that was added to the note as of June 30, 2018.

On December 8, 2017, the Company entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN”), upon the terms and subject to the conditions of SPA6, we issued a convertible promissory note in the principal amount of $65,000.00 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrues on the outstanding principal amount of the Note6 at the rate of 8% per annum (15% upon an event of default). The Note6 is due and payable on December 8, 2018. The Note6 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above shall be reduced to 45%. The variable conversion term was a derivative liability and the Company recorded approximately $65,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. In connection with the Note6, the Company paid CROWN $2,500 for its expenses and legal fees. The Company recorded $58,500 in default penalty that was added to the note as of June 30, 2018.

NOTE 6 – OUTSTANDING DEBT (CONTINUED)

On December 21, 2017, the Company entered into a securities purchase agreement (“SPA7”) with Powerup Lending Group, LTD (“POWER2”), upon the terms and subject to the conditions of SPA7 we issued a convertible promissory note in the principal amount of $53,000 (the “Note7”) to POWER2. The Company received proceeds of $50,000 in cash from POWER2. Interest accrues on the outstanding principal amount of the Note7 at the rate of 12% per annum (22% upon an event of default). The Note7 is due and payable on September 30, 2018. The Note7 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note7, the Company paid POWER2 $3,000 for its expenses and legal fees. The Company recorded $52,500 in default penalty that was added to the note as of June 30, 2018.

On April 16, 2018, the Company entered into a securities purchase agreement (“SPA8”) with Powerup Lending Group, LTD (“POWER3”), upon the terms and subject to the conditions of SPA8 we issued a convertible promissory note in the principal amount of $53,000.00 (the “Note8”) to POWER3. The Company received proceeds of $50,000 in cash from POWER3. Interest accrues on the outstanding principal amount of the Note8 at the rate of 12% per annum (22% upon an event of default. The Note8 is due and payable on January 30, 2019. The Note8 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. In connection with the Note8, the Company paid POWER3 $3,000 for its expenses and legal fees. The Company recorded $52,500 in default penalty that was added to the note as of June 30, 2018.

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

Certain of the Company’s embedded conversion features on debt are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features using the Black-Scholes Merton option pricing model (“Black-Scholes”). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at June 30, 2018.

For the six months ended June 30, 2018

Annual Dividend yield	0%
Expected life (years)	0.75
Risk-free interest rate	2.09% - 2.33%
Expected volatility	207% - 392%

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives. Accordingly, the Company has estimated the fair value of these embedded conversion features using Black-Scholes with the following assumptions:

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for six months ended June 30, 2018:

Balance December 31, 2018	$1,009,896
Issuance of embedded conversion feature	-
Change in fair value	2,038,057
Balance as of June 30, 2018	$3,047,953

NOTE 8 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 300,000,000 shares of common stock and 20,000,000 shares of preferred stock.

There was no restricted stock activity during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company issued 35,403,811 shares of common stock to certain holders of convertible notes per those agreements for principal and accrued interest, of approximately $206,000 (including conversion fees of approximately $15,000). As of June 30, 2018, the Company did not have enough shares available to settle all of its convertible debentures.

NOTE 9 - SUBSEQUENT EVENTS

On July 9, 2018, the attorney for Auctus Fund, LLC (“Auctus”) sent a letter to Sunstock stating that Sunstock was in default on the May 24, 2017 note payable and the October 11, 2017 note payable to Auctus. Among other defaults, the letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refused to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failed to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Auctus to go forward. The letters ask for at least $277,397.54 regarding the May 24, 2017 note payable and at least $299,247.06 regarding the October 11, 2017 note payable. Sunstock intends to contest the above.

On July 10, 2018, the attorney for Crown Bridge Partners, LLC (“Crown Bridge”), sent a letter to Sunstock stating that Sunstock was in default on the December 8, 2017 note payable to Crown Bridge. The letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refused to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failed to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Crown Bridge to go forward. The letter requested that Sunstock immediately contact Crown Bridge to demonstrate compliance with the note. On August 15, 2018, the attorney for Crown Bridge sent another letter to Sunstock stating that Sunstock owed Crown Bridge $221,470, and that if Sunstock did not respond by August 21, 2018 in regards to payment, then a lawsuit would be filed. Sunstock intends to contest the above. No lawsuit has been filed as of August 24, 2018 to the Company’s knowledge.

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

Management continue to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company commenced their investment in precious metals. At June 30, 2018, the Company has $368,096 in the inventory - silver.

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

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $46,700,000 as of June 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended June 30, 2018 and 2017

The Company generated revenues during the three months ended June 30, 2018 of $4,120 as compared to $3,189 in revenues posted for the three months ended June 30, 2017. The increase in revenues is primarily due to the increased emphasis on retail sales as opposed to a hotel management focus.

For the three months ended June 30, 2018 and 2017 cost of sales was $2,471 and $2,261, respectively, which was driven by the increase in revenues as disclosed above. Professional fees increased to $204,249 from $70,383 for the periods June 30, 2018 and 2017 respectively due to a 2nd quarter legal consulting agreement that is expected to last approximately six months. Compensation declined from June 30, 2017 of $6,064,943 to $0 primarily because of share-based compensation in the prior year. Operating expenses decreased to $20,218 for the three months ended June 30, 2018 from $53,166.

During the three months ended June 30, 2018, the Company posted a net loss of $3,145,289 as compared to a net loss of $6,165,261 for the three months ended June 30, 2017. Such decrease is primarily related to a decrease in expenses related to share-based compensation, net of increases in settlement expenses, interest expense and amortization of debt discount, and change in fair value of derivative liability.

The unrealized loss on investments in precious metals of $4,903 during the three months ended June 30, 2018, is related to the decrease in the market value of the underlying assets held as of June 30, 2018.

During the three months ended June 30, 2018, the Company borrowed $50,000 from its CEO. The borrowings and accrued interest are due on September 30, 2018, bear interest at 6% per annum, and are unsecured.

Discussion of the Six Months ended June 30, 2018 and 2017

The Company generated revenues during the six months ended June 30, 2018 of $11,263 as compared to $6,785 in revenues posted for the six months ended June 30, 2017. The increase in revenues is primarily due to the increased emphasis on retail sales to hotel management focus.

For the six months ended June 30, 2018 and 2017 cost of sales was $6,757 and $4,811, respectively, which was driven by the increase in revenues as disclosed above. Professional fees increased to $249,651 from $81,862 for the periods ended June 30, 2018 and 2017 respectively due to a 2nd quarter legal consulting agreement that is expected to last approximately six months. Compensation declined from June 30, 2017 of $18,593,073 to $18,400 primarily because of share-based compensation in the prior year. Operating expenses decreased to $42,687 for the six months ended June 30, 2018 from $68,258 for the six months ended June 30, 2017.

During the six months ended June 30, 2018, the Company posted a net loss of $3,391,973 as compared to a net loss of $18,667,196 for the six months ended June 30, 2017, such decrease is primarily related to a decrease in expenses related to share-based compensation, net of increases in interest expense and amortization of debt discount.

The unrealized loss on investments in precious metals of $16,885 during the six months ended June 30, 2018, is related to the decrease in the market value of the underlying assets held as of June 30, 2018.

During the six months ended June 30, 2018, the Company borrowed $150,000 from its CEO. The borrowings are due on demand, are non-interest bearing and are unsecured. The Company also borrowed an additional $50,000 from its CEO. That borrowing and accrued interest are due on September 30, 2018, bear interest at 6% per annum, and are unsecured.

Liquidity and Capital Resources

As of June 30, 2018, the Company had $503 in cash and $13,535 in inventory – products and $368,906 in inventory - silver.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

During the six months ended June 30, 2018, adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 18, 2018, Power Up Lending Group, LTD. (“Power Up”), filed in the Supreme Court of the State of New York that Sunstock and Jason Chang (president and CFO of Sunstock and board member) and Rammk Clair (board member of Sunstock) materially breached the October 24, 2017, December 19, 2017, and April 16, 2018 notes payable to Power Up by, in June 2018, changing Sunstock’s transfer agent in violation of the Notes and Agreements, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Power Up to go forward. Power Up has requested judgment against Sunstock for $160,180 with default interest, judgment against Sunstock for reasonable legal fees and costs of litigation, three judgments against Jason Chang and Rammk Clair for $160,180 and interest for each judgment, and a temporary restraining order and a preliminary and permanent injunction directing Sunstock, Jason Chang, and Rammk Clair to take all steps necessary and proper to permit the conversion of debt into stock and to deliver the stock to Power Up.

On June 22, 2018, EMA Financial, LLC (“EMA”) sent a letter to Sunstock stating that Sunstock was in default on the June 5, 2017 note payable and the October 11, 2017 note payable to EMA. Among other defaults, the letter stated that Sunstock was in default due to refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock. The letter asks for at least $332,884.

On July 9, 2018, the attorney for Auctus Fund, LLC (“Auctus”) sent a letter to Sunstock stating that Sunstock was in default on the May 24, 2017 note payable and the October 11, 2017 note payable to Auctus. Among other defaults, the letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Auctus to go forward. The letters ask for at least $277,397 regarding the May 24, 2017 note payable and at least $299,247 regarding the October 11, 2017 note payable.

On July 10, 2018, the attorney for Crown Bridge Partners, LLC (“Crown Bridge”), sent a letter to Sunstock stating that Sunstock was in default on the December 8, 2017 note payable to Crown Bridge. The letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Crown Bridge to go forward. The letter requested that Sunstock immediately contact Crown Bridge to demonstrate compliance with the note. On August 15, 2018, the attorney for Crown Bridge sent another letter to Sunstock stating that Sunstock owed Crown Bridge $221,470, and that if Sunstock did not respond by August 21, 2018 in regards to payment, then a lawsuit would be filed. No lawsuit has been filed as of August 24, 2018 to the Company’s knowledge.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018, we issued the following unregistered securities:

During the quarter ended June 30, 2018 we issued an aggregate of 35,403,811 shares of our common stock in relief of convertible notes of approximately $206,000 of principal, interest and conversion fees (including conversion fees of approximately $15,000).

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

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Promissory Note in the Principal Amount of $50,000.00 by and between Sunstock, Inc. and Jason Chang dated April 11, 2018

10.2	Convertible Promissory Note in the Principal Amount of $53,000.00, by and between Sunstock, Inc. and Power Up Lending Group Ltd. Dated April 16, 2018

10.3	Legal Filing by Power Up Lending Group Ltd. Dated June 18, 2018

10.4	Default Notice Letter by EMA Financial, LLC Dated June 22, 2018

10.5	Default Notice Letter by Auctus Fund, LLC Dated July 9, 2018

10.6	Default Notice Letter by Auctus Fund, LLC Dated July 9, 2018

10.7	Default Notice Letter by Crown Bridge Partners, LLC Dated August 15, 2018

10.8	Legal Agreement with Destiny Aigbe Dated March 29, 2018

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: August 27, 2018	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

