Form 10-Q
period 2018-09-30
Sunstock, Inc.
filed 2018-11-19
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 19, 2018
Common Stock, par value $0.0001	249,417,449

Documents incorporated by reference: None

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017 (audited)	4

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017	5

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	6

Notes to Unaudited Condensed Financial Statements	7 - 16

SUNSTOCK, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$8,360	$59,167
Inventory - products	12,981	8,791
Inventory – silver	332,908	384,981
Prepaid services	-	18,400
Prepaid expenses	9,665	19,038

Total current assets	363,914	490,377

Property and equipment net	3,942	7,937

Total assets	$367,856	$498,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$834,830	$38,274
Notes payable to officer	219,000	-
Convertible notes payable, net of discount	4,505,624	224,328
Derivative liability - conversion feature	17,519,949	1,009,896
Total current liabilities	23,079,403	1,272,498
Total liabilities	23,079,403	1,272,498

Commitments and contingencies
Stockholders’ deficit
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 92,467,449 and 47,853,638 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	9,247	4,785
Additional paid - in capital	42,874,460	42,543,835
Accumulated deficit	(65,595,254)	(43,322,804)

Total stockholders’ deficit	(22,711,547)	(774,184)
Total liabilities and stockholders’ deficit	$367,856	$498,314

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Revenues	$1,623	$1,601	$12,886	$8,386
Cost of revenue	974	1,137	7,731	5,948
Gross profit	649	464	5,155	2,438

Operating expenses
Professional fees	213,666	32,335	463,317	114,097
Compensation	99,877	10,235,006	118,277	28,828,079
Other operating expenses	12,347	27,642	55,034	95,900
Total operating expenses	325,890	10,294,883	636,628	29,038,076

Loss from operations	(325,241)	(10,294,419)	(631,473)	(29,035,638)

Other income (expense)
Unrealized gain (loss) on investments in precious metals	(35,188)	(1,042)	(52,073)	17,050
Interest expense	(4,048,053)	(69,479)	(5,078,851)	(156,406)
Changes in fair value of derivative liability	(14,471,995)	(197,353)	(16,510,053)	(52,411)
Total other income (expense), net	(18,555,236)	(265,790)	(21,640,977)	(191,767)

Loss before provision for income taxes	(18,880,477)	(10,560,209)	(22,272,450)	(29,227,405)

Provision for income taxes	-	-	-	-

Net loss	$(18,880,477)	$(10,560,209)	$(22,272,450)	$(29,227,405)

Loss per share - basic and diluted	$(0.22)	$(0.24)	$(0.33)	$(0.87)

Weighted average number of common shares outstanding - basic and diluted	84,763,101	43,105,377	67,236,841	33,653,785

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net loss	$(22,272,450)	$(29,227,405)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	16,510,053	52,411
Unrealized loss/(gain) on investment in precious metals	52,073	(17,050)
Depreciation	3,995	4,048
Amortization of debt discount and issuance costs, net	390,338	88,466
Additional interest incurred on notes payable due to default penalties	4,416,470	-
Common stock issued for services including amortization of prepaid consulting	118,278	28,055,190
Excess fair value of derivative	-	57,693
Services for common stock payable	-	800,060
Changes in operating assets and liabilities
Accounts Receivable	-	1,000
Inventories - products	(4,190)	(4,035)
Prepaid expenses & services	9,373	(14,073)
Accounts payable and accrued expenses	409,245	(7,149)
Net cash used in operating activities	(366,815)	(210,844)
INVESTING ACTIVITIES
Inventories - silver	-	(3,476)
Purchase of property and equipment	-	(8,374)
Net cash used in investing activities	-	(11,850)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	53,000	199,750
Proceeds from issuance of common stock	44,008	13,570
Proceeds from notes payable to officer	219,000	-
Net cash provided by financing activities	316,008	213,320

Net change in cash	(50,807)	(9,374)
Cash, beginning of period	59,167	16,601
Cash, end of period	$8,360	$7,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$-	$9,839,700
Shares issued under stock subscription receivable	$-	$6,000
Fair value of derivative recorded as debt discount	$-	$195,911
Conversion of notes payable and accrued interest common stock	$191,201	$-

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

BASIS OF PRESENTATION

The condensed balance sheet as of December 31, 2017 which has been derived from audited financial statements and the interim unaudited condensed financial statements as of September 30, 2018 and 2017 have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three and nine months ended September 30, 2018 and 2017 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of September 30, 2018, and the condensed cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

The Company reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the nine months ended September 30, 2018.

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

For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are sold to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, there were no potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for each of the periods presented.

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

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $65,600,000 as of September 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 - RELATED PARTY BALANCES

During the year ended December 31, 2017, the Company was provided a non-interest bearing, non-secured line of credit by a shareholder for up to $30,000. The line is due on demand. At September 30, 2018 and year ended December 31, 2017, the Company had net borrowings of approximately $0 and $0, respectively, and the line is still available to draw down. See Note 7 for shares of stock issued to related parties.

During the quarter ended June 30, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

During the nine months ended September 30, 2018, the Company borrowed $150,000 from its CEO. The borrowings are due on demand, are non-interest bearing and are unsecured. The Company also borrowed an additional $69,000 from its CEO. That borrowing and accrued interest are due on December 31, 2018, bear interest at 6% per annum, and are unsecured.

The officers of the Company do not receive a fixed salary. During the nine months ended September 30, 2018 and 2017 the Company paid approximately $18,000 and $20,000 to the CEO as compensation. In addition, during the nine months ended September 30, 2018, the Company sold shares to the CEO at below market prices and approximately $100,000 was recorded to recognize the full fair value of the shares. Also, during the nine months ended September 30, 2017, approximately $19.5 million in stock was granted to the CEO, which were valued based on the closing stock price on the measurement dates.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location below. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017. This lease is currently on a month to month basis at September 30, 2018 for $2,100 per month.

During January of 2018, the Company entered into a three-month consulting agreement with PAG Group, LLC., to help develop business growth opportunities through March 2018 for $29,000.

During March of 2018, the Company entered into a legal consulting agreement with Destiny Aigbe for $350,000. The agreement is expected to last approximately six (6) months.

LITIGATION

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. Management believes the outcomes of currently pending claims could have a material effect on our financial position and results of operations. See Part II, Item 1 Legal Proceedings for further discussion. Also, see Note 6 below in regards to specific notes defaults information.

INDEMNITIES AND GUARANTEES

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. About its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space. The lease requires combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017. Currently the Company is on a month to month agreement for $2,100 per month.

Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 6 – OUTSTANDING DEBT

Convertible notes payable are as follows as of September 30, 2018:

	Outstanding as of September 30, 2018		Debt Discount	Net Amount	Interest rate	Accrued Interest	Original Maturity (2)

Auctus May 24, 2017	$440,638		$-	$440,638	12%	$61,638	February 24, 2018
EMA June 5, 2017	488,160		-	488,160	10%	98,790	June 5, 2018
Auctus October 11, 2017	420,000		(1,884)	418,116	12%	63,465	October 11, 2018
EMA October 11, 2017	570,000		(2,408)	567,592	12%	116,680	October 11, 2018
Power Up October 21, 2017	633,540		-	633,540	12%	80,241	October 21, 2018
Crown Bridge December 8, 2017	412,500		(11,815)	400,685	8%	22,718	December 8, 2018
Power Up December 21, 2017	789,000		-	789,000	12%	110,347	September 30, 2018
Power Up April 16, 2018	789,000		(21,107)	767,893	12%	104,198	January 30, 2019
	$4,542,838	(1)	$(37,214)	$4,505,624		$658,077
Derivative liability	$17,519,949

(1)	Included in this amount are estimated aggregate penalties of approximately $3,866,588 resulting from various events of default. The related penalties are estimates and the actual amounts to be paid could be significantly different. See discussions in ITEM 1 LEGAL PROCEEDINGS under PART II - OTHER INFORMATION.

(2)	All notes are currently in default and due on demand.

NOTE 6 – OUTSTANDING DEBT (CONTINUED)

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The note is currently in default. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note. The Company recorded approximately $329,000 in default penalty that was added to the note as of September 30, 2018.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and is amortizing such costs to interest expense over the term of the note. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $6,900 on the funding date and is amortizing such costs as interest expense over the term of the note. The Company recorded approximately $373,000 in default penalty that was added to the note as of September 30, 2018.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $77,000.00 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of subject 12% per annum (24% upon an event of default). The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability and the Company recorded approximately $74,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note Regarding the Note, the Company paid Auctus $10,750 for its expenses and legal fees. The Company recorded $335,000 in default penalty that was added to the note as of September 30, 2018.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2”), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note4”) to EMA. The Company received proceeds of $79,395.00 in cash from EMA2. Interest accrues on the outstanding principal amount of the Note4 at the rate of 10% per annum (24% upon an event of default). The Note4 is due and payable on October 11, 2018. The Note4 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $85,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. In connection with the EMA Note, the Company paid EMA2 $5,100 for its expenses and legal fees. The Company recorded $485,000 in default penalty that was added to the note as of September 30, 2018.

NOTE 6 – OUTSTANDING DEBT (CONTINUED)

On October 24, 2017, the Company entered into a securities purchase agreement (“SPA5”) with Powerup Lending Group, LTD (“POWER”), upon the terms and subject to the conditions of SPA5, we issued a convertible promissory note in the principal amount of $108,000.00 (the “Note5”) to POWER. The Company received proceeds of $108,000 in cash from POWER. Interest accrues on the outstanding principal amount of the Note5 at the rate of 12% per annum (22% upon an event of default). The Note5 is due and payable on July 30, 2018. The Note5 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $108,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note5, the Company paid POWER $3,000 for its expenses and legal fees. The Company recorded approximately $526,000 in default penalty that was added to the note as of September 30, 2018.

On December 8, 2017, the Company entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN”), upon the terms and subject to the conditions of SPA6, we issued a convertible promissory note in the principal amount of $65,000.00 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrues on the outstanding principal amount of the Note6 at the rate of 8% per annum (15% upon an event of default). The Note6 is due and payable on December 8, 2018. The Note6 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above shall be reduced to 45%. The variable conversion term was a derivative liability and the Company recorded approximately $65,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. In connection with the Note6, the Company paid CROWN $2,500 for its expenses and legal fees. The Company recorded $347,500 in default penalty that was added to the note as of September 30, 2018.

On December 21, 2017, the Company entered into a securities purchase agreement (“SPA7”) with Powerup Lending Group, LTD (“POWER2”), upon the terms and subject to the conditions of SPA7 we issued a convertible promissory note in the principal amount of $53,000 (the “Note7”) to POWER2. The Company received proceeds of $50,000 in cash from POWER2. Interest accrues on the outstanding principal amount of the Note7 at the rate of 12% per annum (22% upon an event of default). The Note7 is due and payable on September 30, 2018. The Note7 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note7, the Company paid POWER2 $3,000 for its expenses and legal fees. The Company recorded $736,000 in default penalty that was added to the note as of September 30, 2018.

On April 16, 2018, the Company entered into a securities purchase agreement (“SPA8”) with Powerup Lending Group, LTD (“POWER3”), upon the terms and subject to the conditions of SPA8 we issued a convertible promissory note in the principal amount of $53,000.00 (the “Note8”) to POWER3. The Company received proceeds of $50,000 in cash from POWER3. Interest accrues on the outstanding principal amount of the Note8 at the rate of 12% per annum (22% upon an event of default. The Note8 is due and payable on January 30, 2019. The Note8 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. In connection with the Note8, the Company paid POWER3 $3,000 for its expenses and legal fees. The Company recorded $736,000 in default penalty that was added to the note as of September 30, 2018.

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

Certain of the Company’s embedded conversion features on debt are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features using the Black-Scholes Merton option pricing model (“Black-Scholes”). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at September 30, 2018.

For the nine months ended September 30, 2018

Annual Dividend yield	0%
Expected life (years)	0.75
Risk-free interest rate	2.09% - 2.59%
Expected volatility	207% - 408%

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives. Accordingly, the Company has estimated the fair value of these embedded conversion features using Black-Scholes with the following assumptions:

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for nine months ended September 30, 2018:

Balance December 31, 2018	$1,009,896
Issuance of embedded conversion feature	-
Change in fair value	16,510,053
Balance as of September 30, 2018	$17,519,949

NOTE 8 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 300,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2018, the Company does not have enough available shares to satisfy all potentially dilutive instruments.

During the nine months ended September 30, 2018, the Company issued 35,403,811 restricted and unregistered shares of common stock to certain holders of convertible notes per those agreements for the conversion of principal and accrued interest, of approximately $206,000 (including conversion fees of approximately $15,000). As of September 30, 2018, the Company did not have enough shares available to settle all of its convertible debentures. These shares were issued with a six month hold period, and as of September 30, 2018, the hold period had expired for 3,650,000 shares.

During the nine months ended September 30, 2018, the Company issued 9,210,000 restricted and unregistered shares of common stock to its CEO in exchange for $44,008 in cash at prices ranging from $0.004 to $0.005 per share. $99,878 was recorded as compensation expense as the price paid per share was below fair value.

NOTE 9 - SUBSEQUENT EVENTS

In October and November 2018, 105,200,000 shares of common were sold and issued for $83,890 in cash at prices ranging from $0.001 to $0.004 per share.

In October and November 2018, 51,750,000 shares of common stock were issued for services.

On October 22, 2018, Sunstock, Inc. acquired all issued and outstanding shares of common stock of Mom’s Silver Shop, Inc. of Sacramento, California for the purchase price of $241,000. Included in the assets acquired is approximately $60,000 in precious metals inventory. Also included are any machinery, furniture and fixtures, leasehold improvements, licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase is by a $10,000 deposit, $33,000 unsecured note payable with principle payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations in the aggregate of approximately $198,000.

Mom’s Silver Shop had unaudited net revenues of approximately $4,800,000 for the year ended December 31, 2015, $4,000,000 for the year ended December 31, 2016, and $3,800,000 for the year ended December 31, 2017.

Mom’s Silver Shop specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area.

Effective October 22, 2018, the Company purchased 100% of the stock of Mom’s Silver Shop. The following summarizes the transaction with Mom’s Silver Shop at closing on October 22, 2018:

Inventory	$60,548
Property and Equipment, Net	10,000
Goodwill	368,452
Total Assets	$439,000

Accounts Payable and Accrued Expenses	$198,000
Net Purchase Price	$241,000

The goodwill of $368,452 arising from the purchase of Mom’s Silver Shop consists primarily of the trade name and customer lists. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following unaudited supplemental pro forma information for the nine months ended September 30, 2018 and the year ended December 31, 2018 assumes the acquisition of Mom’s Silver Shop had occurred as of as of January 1, 2018 and 2017, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Mom’s Silver Shop been operated as part of the Company since January 1, 2018 and 2017.

	September 30, 2018	December 31, 2017
Revenues	$2,303,926	$3,784,887
Gross Profit	173,848	271,543
Operating Expenses	828,760	35,841,348
Operating Loss	(654,912)	(35,367,613)
Other Expense	(21,639,929)	(688,326)
Net Loss	$(22,294,841)	$(36,255,939)

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

Management continues to develop the Company for the acquisition and operation of hotels, discount retail stores, and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2014, the Company commenced their investment in precious metals. At September 30, 2018, the Company has $302,998 in the inventory - silver.

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

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $65,600,000 as of September 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended September 30, 2018 and 2017

The Company generated revenues during the three months ended September 30, 2018 of $1,623 as compared to $1,601 in revenues posted for the three months ended September 30, 2017. The increase in revenues is primarily due to the increased emphasis on retail sales as opposed to a hotel management focus.

For the three months ended September 30, 2018 and 2017 cost of sales was $974 and $1,137, respectively, which was driven by the increase in revenues as disclosed above. Professional fees increased to $213,666 from $32,235 for the periods September 30, 2018 and 2017 respectively due to a 2nd quarter legal consulting agreement that is expected to last approximately six months. Compensation declined from September 30, 2017 of $10,235,006 to $99,877 primarily because of share-based compensation in the prior year. Other operating expenses decreased to $12,347 for the three months ended September 30, 2018 from $27,642 for the three months ended September 30, 2017.

Interest expense increased to $4,048,051 for the three months ended September 30, 2018 from $69,479 for the three months ended September 30, 2017, primarily due to loan default expense and higher interest rates due to loan defaults. Change in fair value of derivative liability increased to $14,471,997 for the three months ended September 30, 2018 from $197,343 for the three months ended September 30, 2017, primarily due to an increase in notes principal due to loan defaults and higher interest due to loan defaults.

During the three months ended September 30, 2018, the Company posted a net loss of $18,880,477 as compared to a net loss of $10,560,209 for the three months ended September 30, 2017. Such increase is primarily related to increases in settlement expenses, interest expense and amortization of debt discount, and change in fair value of derivative liability, net of a decrease in expenses related to share-based compensation .

The unrealized loss on investments in precious metals of $35,188 during the three months ended September 30, 2018, is related to the decrease in the market value of the underlying assets held as of September 30, 2018.

During the three months ended September 30, 2018, the Company borrowed $19,000 from its CEO. The borrowings and accrued interest are due on December 31, 2018, bear interest at 6% per annum, and are unsecured.

Discussion of the Nine Months ended September 30, 2018 and 2017

The Company generated revenues during the nine months ended September 30, 2018 of $12,886 as compared to $8,386 in revenues posted for the nine months ended September 30, 2017. The increase in revenues is primarily due to the increased emphasis on retail sales to hotel management focus.

For the nine months ended September 30, 2018 and 2017 cost of sales was $7,731 and $5,948, respectively, which was driven by the increase in revenues as disclosed above. Professional fees increased to $463,317 from $114,097 for the periods ended September 30, 2018 and 2017 respectively due to a 2nd quarter legal consulting agreement that is expected to last approximately six months. Compensation declined from September 30, 2017 of $28,828,079 to $118,277 primarily because of share-based compensation in the prior year. Other operating expenses decreased to $55,034 for the nine months ended September 30, 2018 from $95,900 for the nine months ended September 30, 2017.

Interest expense increased to $5,078,849 for the nine months ended September 30, 2018 from $156,406 for the nine months ended September 30, 2017, primarily due to loan default expense and higher interest rates due to loan defaults. Change in fair value of derivative liability increased to $16,510,055 for the nine months ended September 30, 2018 from $52,411 for the nine months ended September 30, 2017, primarily due to an increase in notes principal due to loan defaults and higher interest due to loan defaults.

During the nine months ended September 30, 2018, the Company posted a net loss of $22,272,450 as compared to a net loss of $29,227,405 for the nine months ended September 30, 2017. Such increase is primarily related to increases in settlement expenses, interest expense and amortization of debt discount, and change in fair value of derivative liability, net of a decrease in expenses related to share-based compensation .

The unrealized loss on investments in precious metals of $52,073 during the nine months ended September 30, 2018, is related to the decrease in the market value of the underlying assets held as of September 30, 2018.

During the nine months ended September 30, 2018, the Company borrowed $150,000 from its CEO. The borrowings are due on demand, are non-interest bearing and are unsecured. The Company also borrowed an additional $69,000 from its CEO. That borrowing and accrued interest are due on December 31, 2018, bear interest at 6% per annum, and are unsecured.

Liquidity and Capital Resources

As of September 30, 2018, the Company had $8,360 in cash and $12,891 in inventory – products and $332,908 in inventory - silver.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, we issued the following unregistered securities:

We issued an aggregate of 35,403,811 restricted and unregistered shares of our common stock in relief of convertible notes of approximately $206,000 of principal, interest and conversion fees (including conversion fees of approximately $15,000). These shares were issued with a six month hold period, and as of September 30, 2018, the hold period had expired for 3,650,000 shares.

We issued an aggregate of 9,210,000 shares of our common stock to our CEO in exchange for $44,008 that are restricted and unregistered.

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

ITEM 6. EXHIBITS

(a) Exhibits

9.1	Business Purchase Agreement

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: November 19, 2018	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

