Form 10-K
period 2018-12-31
Sunstock, Inc.
filed 2019-06-19
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $712,503 as of June 30, 2018

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 19, 2019
Common Stock, par value $0.0001	577,117,449

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

Summary

The Company operated a deep discount variety retail store under the name “Dollar Green Stores” (“dollar stores”) in Sacramento. The store was closed in September 2018.

In September 2013, the Company’s management developed plans to open and operate two retail stores in Sacramento, California, under the named “Dollar Green Stores.” In February 2014, the Company opened its first dollar store in Sacramento, which consists of more than 2,200 square feet of retail store space. The Company opened its second dollar store in May 2014. In August 2014, the Company was forced to close its original store due to its landlord’s failure to comply with city building codes. The Company relocated the second store in December 2015 and settled the existing lease at that time. The Company currently operates no variety retail stores.

Additionally, the Company began limited trading of precious metals in December 2014 with the purchase 100 ounces of silver. The Company has since purchased gold and is evaluating potentially expanding its ownership of additional precious metals. Though management has limited experience in the precious metals field they have solicited outside experts contribute to the Company’s investment strategies.

The Company also has plans to acquire and operate hotels and residential properties in the high demand areas of California such as Southern California and the Bay Area.

On April 18, 2017 the Company entered into a Letter of Intent to purchase a central California hotel for approximately $7,000,000 and entering escrow October 2017 however with the escrow expired in December 2017 and the purchase did not close.

On October 22, 2018, Sunstock, Inc. acquired all assets and liabilities of Mom’s Silver Shop, Inc. of Sacramento, California. Included in the assets acquired was approximately $60,000 in precious metals inventory and approximately $13,000 in net fixtures. Also included were any licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase was by $20,056 cash, $33,000 unsecured note payable with principle payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations. Mom’s Silver Shop had unaudited net revenues of approximately $4,800,000 for the year ended December 31, 2015, $4,000,000 for the year ended December 31, 2016, $3,800,000 for the year ended December 31, 2017, and $2,500,000 in 2018 to the date of acquisition. Mom’s Silver Shop specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area.

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

The Company’s Presence in the Market

The Company has a presence in the trade of precious metals and a presence in the trade of rare coins with the acquisition of Mom’s Silver Shop.

The Company currently has no presence in the hotel or residential property marketplace. It intends to acquire such properties in the near future, thereby establishing a footprint in the market.

The Company currently has no presence in the variety retail stores.

Services and Products

The Company has established positions in precious metals and intends to hold as a long term investment. Currently, the Company has acquired 22,003 ounces of silver and a small amount of gold. The Company increased its position in precious metals and added a position in rare coins with the acquisition of Mom’s Silver Shop.

Competition

If the Company does enter the hotel and or residential property industry, it will encounter significant competition from other hotel, residential and resort owners and operators. Primary competitors would include branded and independent hotel operating companies, national and international hotel brands and ownership companies. The Company’s acquisition, Mom’s Silver Shop, has a number of small coin shop competitors in the Sacramento, California area.

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. The Company hopes to work with several strategic partners in important areas of its business and operations. However, currently, the Company has no such strategic partners.

Marketing Strategy

The Company has conducted limited advertising and marketing to date through updating its website for Mom’s Silver Shop. The Company has not yet given substantial attention to its marketing strategy.

Operations

The Company believes that having adequate supplies of coins and bullion on hand is important and thus works to ensure that there is adequate supplies, especially during year-end holidays.

Sales Strategy

The Company’s sales strategy is to have an adequate supply of bullion and coins for sale at competitive prices.

Revenues and Losses

Since its inception, the Company has focused its efforts on conducting market research and development, and has devoted little attention or resources to sales and marketing or generating near-term revenues and profits. The Company has limited revenues to date and has not realized any operating profits as of yet. In order to succeed, the Company needs to develop a viable strategy to market its hotels and residential properties once they have been acquired and developed. The Company closed its only Dollar Store in September 2018. The Company began to focus on near-term revenues and profitability with the acquisition of Mom’s Silver Shop.

The Company has posted limited revenues from operations based on customer sales at its discount retail stores. The Company posted revenues of approximately $415,000 (including approximately $402,000 from Mom’s Silver Shop) and $10,000 during the years ended December 31, 2018 and 2017, respectively.

The Company has not generated profits and has posted net losses since inception. The Company posted net losses of ($9,437,465) for the year ended December 31, 2018 and ($36,276,542) for the year ended December 31, 2017.

Equipment Financing

The Company has a three year lease on equipment for Mom’s Silver Shop.

THE COMPANY

Employees

Currently, the Company has five employees and one consultant. Three employees are at Mom’s Silver Shop. Our employees are not represented by a labor union or by a collective bargaining agreement.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently uses the residence of Jason C. Chang for its corporate office at $1,200 per month based on a 19-month lease entered into in June 30, 2017 running through December 31, 2018. This lease was not extended. The Company has no other properties and at this time and has no agreements to acquire any properties.

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace its previous location below. The lease required combined monthly payments of base rent of $1,950 for six months beginning January 2016 with a one year option which ran through June 2017. The Company operated at that location on a month to month arrangement for $2,100 per month through September 2018.

The Company entered into a lease agreement in October 2018 for 1,088 square feet of retail shop space for Mom’s Silver Shop. The lease requires combined monthly payments of base rent and triple net of $1,866 per month for sixty months.

Item 3. Legal Proceedings

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

On December 26, 2018, EMA filed a lawsuit in Federal Court for breach of contract.

On July 9, 2018, the attorney for Auctus Fund, LLC (“Auctus”) sent a letter to Sunstock stating that Sunstock was in default on the May 24, 2017 note payable and the October 11, 2017 note payable to Auctus. Among other defaults, the letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Auctus to go forward. The letters ask for at least $277,397 regarding the May 24, 2017 note payable and at least $299,247 regarding the October 11, 2017 note payable. On December 26, 2018, AUCTUS filed a lawsuit in Federal Court for breach of contract.

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

On March 7, 2019, the United States Court of Massachusetts issued electronic order 38 stating that the Court granted on the merits summary judgement on violation of contract claims for the plaintiffs (Auctus Fund, LLC and EMA Financial, LLC) and found Sunstock in default.

On May 6, 2019, the United States District Court of the District of Massachusetts issued an Order to Show Cause in the case of Auctus Fund, LLC and EMA Financial, LLC vs. Sunstock, Inc. The Court ordered Auctus to show cause within 21 days why the Court had jurisdiction at the outset of the case and why the Court ought not to vacate its entry of summary judgement for Auctus, EDF No. 38. The Court said that it had taken no action with regard to EMA’s claim. The Company is currently awaiting a further issuance by the Court.

On May 30, 2019, the United States District Court of Massachusetts issued an order in the case of Auctus Fund, LLC vs. Sunstock, Inc. that the Court was satisfied that Auctus compliant raised colorable securities law claims and, accordingly, the Court ruled that it had subject matter jurisdiction to enter summary judgment on Auctus’ contract claims.

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

	High	Low

Year ended December 31, 2018:
First Quarter	$0.30	$0.0101
Second Quarter	0.1499	0.0034
Third Quarter	0.44	0.005
Fourth Quarter	0.035	0.0082
Year ended December 31, 2017:
First Quarter	$1.30	$0.95
Second Quarter	1.40	0.54
Third Quarter	1.40	0.53
Fourth Quarter	1.05	0.13

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

As of December 31, 2018, there are 382,117,449 shares of common stock outstanding of which 239,616,911 shares are owned by officers and directors of the Company. There are approximately 52 holders of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report before deciding to purchase, hold or sell our common stock.

Sunstock, Inc., (“Sunstock”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Management intends to develop the Company for the acquisition and operation of hotels and residential properties in the high demand areas of California, particularly Southern California and the San Francisco Bay Area. In December 2015, the Company entered into the investment in precious metals as listed on their Balance sheet of December 31, 2017 of $384,981. In September 2013, management developed plans to open and operate two retail stores in Sacramento, California. On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company began operating in February 2014. Additionally, the Company entered into a lease agreement on October 30, 2013 for 2,239 square feet of retail shop space for this store in Sacramento, California. The lease required monthly payments for rent and maintenance of $3,733 for thirty six months beginning February 2014. The store was closed in September 2018.

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

The Company currently operates no retail variety stores.

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

As of December 31, 2018, The Company has not posted operating income since inception. It has an accumulated deficit of approximately ($52,800,000) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

On October 22, 2018, Sunstock, Inc. acquired all issued and outstanding shares of common stock of Mom’s Silver Shop, Inc. of Sacramento, California. Included in the assets acquired was approximately $60,000 in precious metals inventory and approximately $13,000 in net fixtures. Also included were any licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase was by $20,056 cash, $33,000 unsecured note payable with principle payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations. Mom’s Silver Shop had unaudited net revenues of approximately $4,800,000 for the year ended December 31, 2015, $4,000,000 for the year ended December 31, 2016, $3,800,000 for the year ended December 31, 2017, and $2,500,000 in 2018 to the date of acquisition. Mom’s Silver Shop specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area.

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

The Company’s principal activities from which it generates revenue are product sales. Revenue is measured based on considerations specified in a contract with a customer. A contract exists when it becomes a legally enforceable agreement with a customer. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid at time of sale via credit card, check, or cash when products are sold direct to consumers

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for the Company is transfer of a product to customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. The Company has concluded the sale of product and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which the Company will be entitled to receive in exchange for transferring goods to the customer. We do not issue refunds.

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

Derivative Liability

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price, may not be exempt from derivative accounting treatment. As a result, embedded conversion options (whose exercise price is not fixed and determinable) in convertible debt (which is not conventionally convertible due to the exercise price not being fixed and determinable) are initially recorded as a liability and are revalued at fair value at each reporting date using a binomial option pricing model The change in valuation is accounted for as a gain or loss in derivative liability.

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

2018 Year-End Analysis Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Mom’s Silver Shop was acquired in October 2018, which resulted in material changes in revenues, cost of goods sold, and gross profit in 2018 as compared to 2017.

For the year ended December 31, 2018, revenues were $414,565, an increase of $404,068 from $10,497 for 2017, primarily due to $401,679 revenue from Mom’s Silver Shop.

For the year ended December 31, 2018, cost of goods sold were $375,961, an increase of $358,528 from $17,433 for 2017,primarily due to $355,249 cost of goods sold from Mom’s Silver Shop.

For the year ended December 31, 2018, gross profit was $38,604, an increase of $45,540 from a gross loss of ($6,936) for 2017, primarily due to $46,430 from Mom’s Silver Shop.

For the year ended December 31, 2018, operating expenses were $5,343,841, a decrease of $30,238,831 from $35,582,672 for 2017. Stock based compensation was approximately $5,300,000 in 2018, an approximately $30,500,000 decrease from approximately $35,200,000 in 2017.

For the year ended December 31, 2018, the net loss was $9,437,465, a decrease of $26,839,077 from a loss of $36,276,542 for 2017. The accumulated deficit at December 31, 2018 was $52,166,526.

Liquidity and Capital Resources

As of December 31, 2018, the Company had $84,439 in cash, $788 in accounts receivable, $379,781 in inventories. and $575,750 in prepaid expenses. During the year ended December 31, 2018, the Company raised $127,938 in cash from stock sales, $219,000 from notes payable from related parties, and $53,000 from convertible notes payable.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2018 and 2017 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange act of 1934, as amended (Exchange Act), as of December 31, 2018. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15(e) of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	45	President, Secretary, Director
Dr. Ramnik S. Clair	67	Vice President, Director

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

To the Company’s review that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

The Company’s officers and directors receive minimal cash compensation for services rendered to the Company. The officers and directors are not accruing any compensation pursuant to any agreement with the Company. For the years ended December 31, 2018 and 2017 the Company recorded the following:

●	During the year ended December 31, 2018, the Company’s chief executive officer purchased 164,310,000 shares of common stock below market price. $3,426,875 in stock based compensation expense was recorded.

●	During the year ended December 31, 2018, the Company’s vice president purchased 10,500,000 shares of common stock below market price. $260,400 in stock based compensation expense was recorded.

●	During the year ended December 31, 2017, the Company’s chief executive officer was awarded 18.05 million of the Company’s common stock for services valued at an aggregate of approximately $19,500,000 (based on the closing price on the grant date), in exchange for $9,050 in cash and the remaining amount was recorded as stock based compensation expense in the accompanying statement of operations as the amounts was earned through December 31, 2017.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company currently does not compensate its directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2018, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

	Amount of	Percent of
Name and Address	Beneficial	Outstanding
of Beneficial Owner	Ownership	Stock (1)

Jason C. Chang
111 Vista Creek Circle
Sacramento, CA 92835	226,036,411	59%

Dr. Ramnik C. Clair
111 Vista Creek Circle
Sacramento, CA 92835	12,371,500	3%

All Executive officers and
Directors as a Group ( 2 Persons)	238,407,911	62%

(1)	Based upon 382,117,449 Shares outstanding as of the date of December 31, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

The mother of Jason C. Chang, the Company’s Chief Executive Officer and a director, received 10,500,000 shares of the Company’s common stock for work for the period October 2018 through March 2019, which were valued at $189,000 based upon the closing stock price on the date of grant.

The combined parents to Jason C. Chang, the Company’s Chief Executive Officer and a director, worked for a combined total of 5,900,000 shares of the Company’s common stock for the year ended December 31, 2017, which were valued at approximately $7,500,000 upon grant.

The wife of Dr. Clair, a director of the Company, was issued 1,000,000 shares of the Company’s common stock for the year ended December 31, 2017 as compensation for services as assistant general manager, which were valued at approximately $1,200,000 upon grant.

During the year ended December 31, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

During the year ended December 31, 2017, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2017, the Company’s chief executive officer was awarded 18.05 million of the Company’s common stock for services valued at an aggregate of approximately $19,500,000 (based on the closing price on the grant date), of which $9,050 was received in cash and the remaining amount was recorded as stock based compensation expense in the accompanying statement of operations as the amounts are earned through December 31, 2017.

During the year ended December 31, 2018, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2018, the Company’s chief executive officer purchased 164.31 million of the Company’s common stock below market price for $166,188. $3,426,875 was recorded as stock based compensation expense in the accompanying statement of operations.

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

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2018	December 31, 2017

Audit Fees
Hall & Company	$65,000	$55,000
	$65,000	$55,000

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

SUNSTOCK, INC.

Dated: June 19, 2019	By:	/s/ Jason C. Chang
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

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstock, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity(deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Hall & Company

We have served as the Company’s auditor since 2014

Irvine, CA

June 19, 2019

SUNSTOCK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash	$84,439	$59,167
Accounts receivable	788	-
Inventory - products	-	8,791
Inventory – metals and coins	379,781	384,981
Prepaid expenses	575,750	37,438
Total Current Assets	1,040,758	490,377

Property and equipment-net	15,919	7,937

Total assets	$1,056,677	$498,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$365,905	$38,274
Loan payable - related parties	201,976	-
Convertible notes payable, net of discount	1,037,316	224,328
Derivative liability - conversion feature	2,356,887	1,009,896
Total Current Liabilities	3,962,084	1,272,498

Total liabilities	3,962,084	1,272,498

Stockholders’ deficit
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 8,000,000,000 shares authorized; 382,117,449 and 47,853,638 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	38,212	4,785
Additional paid - in capital	49,816,650	42,543,835
Accumulated deficit	(52,760,269)	(43,322,804)

Total stockholders’ deficit	(2,905,407)	(774,184)
Total liabilities and stockholders’ deficit	$1,056,677	$498,314

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2018	2017

Revenues	$414,565	$10,497
Cost of revenue	375,961	17,433
Gross profit (loss)	38,604	(6,936)

Operating expenses
Professional fees	2,070,059	3,041,930
Compensation	3,185,349	32,123,688
Other operating expenses	88,433	417,054

Operating loss	(5,305,237)	(35,589,608)
Other income (expense):
Unrealized gain (loss) on investments in precious metals	(26,147)	23,327
Gain from bargain purchase price	34,175	-
Interest expense	(1,091,813)	(810,758)
Loss from settlement of debt	(840,058)	-
Changes in fair value of derivative liability	(2,207,585)	101,297

Loss before income tax	(9,436,665)	(36,275,742)
Income tax	800	800

Net loss	$(9,437,465)	$(36,276,542)

Loss per share - basic and diluted	$(0.09)	$(0.98)

Weighted average number of common shares outstanding - basic and diluted	101,889,507	37,115,528

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and 2017

		Common	Additional Paid-	Accumulated
	Shares	Stock	In Capital	Deficit	Total
Balance at December 31, 2016	18,927,638	$1,892	$7,324,630	$(7,046,262)	$280,250
Issuance of common stock for cash	17,859	2	19,568	-	19,570
Issuance of common stock for convertible notes	200,000	20	18,500	-	18,520
Estimated fair value of common stock issued for services, including shares issued in prior year	28,708,141	2,871	35,181,147	-	35,184,018
Net loss	-	-	-	(36,276,542)	(36,276,542)
Balance at December 31, 2017	47,853,638	4,785	42,543,835	(43,322,804)	(774,184)
Issuance of common stock for cash	7,341,755	734	127,204	-	127,938
Issuance of common stock for related party note payable (including expense of $729,220)	33,300,000	3,330	775,890	-	779,220
Issuance of common stock for convertible notes	35,403,811	3,541	1,101,216	*	1,104,757
Estimated fair value of common stock issued for services	258,218,245	25,822	5,268,505	-	5,294,327
Net loss				(9,437,465)	(9,437,465)
Balance at December 31, 2018	382,117,449	$38,212	$49,816,650	$(52,760,269)	$(2,905,407)

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES
Net loss	$(9,437,465)	$(36,276,542)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on subscription receivable	-	5,940
Change in fair value of derivative liability	2,207,585	(101,297)
Unrealized (gain) loss on investment in precious metals	26,147	(23,327)
Depreciation	32,462	5,528
Excess of fair value of common stock issued to related party upon conversion of notes payable	729,220	-
Amortization of debt discount and issuance costs	434,451	236,042
Common stock issued for services including amortization of prepaid consulting	5,294,327	35,192,788
Excess fair value of derivative	-	552,016
Increase in notes payable due to default penalties	563,486	-
Bargain purchase gain	(34,175)	-
Changes in operating assets and liabilities
Accounts receivable	(788)	-
Other receivables	-	1,000
Inventories - products	69,340	(4,110)
Prepaid expenses	(528,397)	(12,438)
Accrued litigation	-	(82,660)
Accounts payable and accrued expenses	333,845	(11,449)
Net cash used in operating activities	(309,962)	(518,509)
INVESTING ACTIVITIES
Inventories – metals and coins	(20,947)	(3,476)
Purchase of property and equipment	(27,165)	(8,374)
Cash paid in acquisition	(16,592)	-
Cash provided by (used in) investing activities	(64,704)	(11,850)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	53,000	559,295
Proceeds from note payable from related parties	219,000	-
Proceeds from issuance of common stock	127,938	13,630
Net cash used in financing activities	399,938	572,925

Net change in cash	25,272	42,566
Cash, beginning of period	59,167	16,601
Cash, end of period	$84,439	$59,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued as prepaid consulting	$931,500	$20,987,150
Shares issued in exchange for debt	$241,163	$18,520
Settlement of derivative with common stock	$913,594	$-
Fair value of derivatives recorded as debt discount	$53,000	$559,177

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

On July 18, 2013, the Company has changed its name from Sandgate Acquisition Corporation to Sunstock, Inc.

On July 18, 2013, Jason Chang and Dr. Ramnik S. Clair were named as the directors of the Company.

On October 30, 2013, the Company entered into a Purchase Agreement with Dollar Store Services, Inc. to develop, design and build out a retail store which the Company opened in February 2014. The Company opened its second retail store in May 2014. On August 21, 2014 the first store was forced to close due to below code electrical wiring the landlord had provided. Perishable inventory at this store was relocated to the second store as nonperishables were moved into storage along with fixed assets. The Company’s second store was relocated in December of 2015 under lease running through June 2017 and operated on a month to month lease from then until the store was closed in September 2018. The Company currently operates no variety retail stores. The Company plans to continue purchasing more precious metals in silver and currently searching for a hotel in the Central California are as their previous selection in escrow during the 4th quarter of 2017 did not close.

On October 22, 2018, Sunstock, Inc. acquired all assets and liabilities of Mom’s Silver Shop (see NOTE 11), Inc. of Sacramento, California. Included in the assets acquired was approximately $60,000 in precious metals inventory and approximately $13,000 in net fixtures. Also included were any licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase was by $20,056 cash, $33,000 unsecured note payable with principle payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations. Mom’s Silver Shop had unaudited net revenues of approximately $4,800,000 for the year ended December 31, 2015, $4,000,000 for the year ended December 31, 2016, $3,800,000 for the year ended December 31, 2017, and $2,500,000 in 2018 to the date of acquisition. Mom’s Silver Shop specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018 and 2017.

INVENTORIES

Inventories – metals and coins consist primarily of silver and small amounts of gold held for sale and stated at fair value and coins stated at lower of cost or market. Currently, the Company anticipates holding its precious metals as a long-term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50 per ounce. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500 per ounce. The Company acquired collectible coins in the purchase of Mom’s Silver Shop. Collectible coins are purchased and then sold at a markup.

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

PRECIOUS METALS AND COINS

Inventories – silver principally include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory - silver are subsequently recorded at their fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an Unrealized gain (loss) on investments on precious metals of ($26,147) and $23,327 for the years ended December 31, 2018 and 2017, respectively.

The Company acquired Mom’s Silver Shop in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market. Inventory can fluctuate in relation to when it is purchased and when it is sold. Inventory was $20,647 at December 31, 2018, which was low due to sales during the holidays.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2018 and 2017. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s principal activities from which it generates revenue are product sales. Revenue is measured based on considerations specified in a contract with a customer. A contract exists when it becomes a legally enforceable agreement with a customer. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid at time of sale via credit card, check, or cash when products are sold direct to consumers

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for the Company is transfer of a product to customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. The Company has concluded the sale of product and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which the Company will be entitled to receive in exchange for transferring goods to the customer. We do not issue refunds.

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales. The Company does not accept returns.

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

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding increase in the valuation allowance at December 31, 2018 is $12,501,833. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at December 31, 2018 and 2017.

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

For the year ended December 31, 2018 and 2017 there were no potentially dilutive shares that were included in the diluted earnings (loss) per share as their effect would have been antidilutive for the years then ended.

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

At December 31, 2018 and 2017, the Company’s financial instruments include cash, accounts receivable and accounts payable. The carrying amount of cash and accounts payable approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $52,800,000 as of December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in the update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company believes that this will not have a material effect on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share; Distinguishing Liabilities from Equity; Derivatives and Hedging; Accounting for Certain Financial Instruments with Down Round Features; Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. An entity will no longer have to consider “down round” features (i.e., a provision in an equity-linked financial instrument or an embedded feature that reduces the exercise price if the entity sells stock for a lower price or issues an equity-linked instrument with a lower exercise price) when determining whether certain equity-linked financial instruments or embedded features are indexed to its own stock. An entity that presents earnings per share (EPS) under ASC 260 will recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. The new guidance will require new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. The ASU also replaces today’s indefinite deferral of the guidance in ASC 480-10 for certain mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests with a scope exception. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the amendments in Part II do not require any transition guidance because those amendments do not have an accounting effect. The Company believes that this will not have a material effect on its financial statements.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows; Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight issues are: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned insurance policies; distribution received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within fiscal periods beginning after December 15, 2019. The Company believes that this will not have a material effect on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers. The new standard clarifies the implementation guidance on principal versus agent considerations in Topic 606, Revenue from Contracts with Customers. Topic 606 addresses that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When an entity is a principal (that is, if it controls the specific good or service before that good or service is transferred to a customer) and satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specific good or service transferred to the customer. When an entity is an agent and satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specific good or service to be provided by the other party. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard did not have a material effect on the Company’s financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2018	December 31, 2017
Furniture and equipment	$58,610	$18,166
Less – accumulated depreciation	(42,691)	(10,229)
	$15,919	$7,937

Depreciation expense for the years ended December 31, 2018 and 2017 was $32,462 and $5,528, respectively.

NOTE 5 - RELATED PARTY BALANCES

The combined parents of Jason Chang, the Company’s Chief Executive Officer and a director, worked for a combined total of 24,000,000 shares of the Company’s common stock for the year ended December 31, 2018, which were valued at approximately $539,920 upon grant.

During the year ended December 31, 2018, Jason Chang, the Company’s Chief Executive Officer and director, was awarded 197,610,000 shares of the Company’s common stock for services valued at an aggregate of approximately $3,935,647 based on the closing price on the grant date.

During the year ended December 31, 2018, Ramnik Clair, the Company’s senior VP and a director, was awarded 10,500,000 shares of the Company’s common stock for services valued at an aggregate of approximately $156,450 based on the closing price on the grant date.

During the year ended December 31, 2018, the Company was provided loans totaling $219,000 by the Company’s CEO. The loans bear interest at 6% per annum. During the year ended December 31, 2018, $49,750 of the loans were converted into 33,300,000 shares of the Company’s common stock, which resulted in a loss from settlement of debt of $840,058. In connection with the acquisition of Mom’s Silver Shop, the Company incurred a $33,000 note payable to the former owner of Mom’s Silver Shop.

During the year ended December 31, 2017, the Company’s chief executive officer was awarded 18.05 million of the Company’s common stock for services valued at an aggregate of approximately $19,500,000 (based on the closing price on the grant date), in exchange for $9,050 in cash and the remaining amount was recorded as stock based compensation expense in the accompanying statement of operations as the amount was earned through December 31, 2017.

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

The wife of Dr. Clair, a director of the Company, was issued 1,000,000 shares of the Company’s common stock for the year ended December 31, 2017 as compensation for services as assistant general manager, which were valued at approximately $1,200,000 upon grant.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement in December 2015 for 2,700 square feet of retail shop space to replace their previous location. The lease required combined monthly payments of base rent of $1,950 for six months beginning January 2015 with an option for an additional one year running through June of 2017. The Company continued to operate at this location on a month to month agreement for $2,100 per month through September 2018.

During the quarter ended June 30, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

The Company entered into a lease agreement in October 2018 for 1,088 square feet of retail shop space for Mom’s Silver Shop. The lease requires combined monthly payments of base rent and triple net of $1,866 per month for sixty months.

The Company entered into a lease agreement in October 2018 for the lease of equipment for Mom’s Silver Shop. The lease is for three years at $60.93 per month.

Future minimum lease payments are as follows:

Year Ended December 31,
2019	2020	2021	2022	2023
$16,469	$16,939	$17,301	$17,198	$14,960

LITIGATION

In December 2013, the Company issued 75,000 shares of common stock to a third party (the “Shareholder”) for consideration of $16,000. Such consideration was received directly by Jason Chang, CEO, and was not deposited into the Company’s bank account. As the funds had not been received by the Company, such amounts have been recorded as compensation to Mr. Chang as of December 31, 2014 (see Note 5). In April 2014, the Company received notice from the Shareholder that he had filed a lawsuit against the Company and its CEO relating to the delay in the complainants’ stock reaching public listing services. The Company had made efforts to settle this issue, without an agreement being reached. As such, the Company has recorded a loss contingency based on its best estimate of all costs to be incurred for the ultimate settlement of this matter. The Company had settled on the amount $82,660. Repayment was made in December 2017 for $90,000.

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

On December 26, 2018, EMA filed a lawsuit in Federal Court for breach of contract.

On July 9, 2018, the attorney for Auctus Fund, LLC (“Auctus”) sent a letter to Sunstock stating that Sunstock was in default on the May 24, 2017 note payable and the October 11, 2017 note payable to Auctus. Among other defaults, the letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Auctus to go forward. The letters ask for at least $277,397 regarding the May 24, 2017 note payable and at least $299,247 regarding the October 11, 2017 note payable. On December 26, 2018, AUCTUS filed a lawsuit in Federal Court for breach of contract.

On July 10, 2018, the attorney for Crown Bridge Partners, LLC (“Crown Bridge”), sent a letter to Sunstock stating that Sunstock was in default on the December 8, 2017 note payable to Crown Bridge. The letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Crown Bridge to go forward. The letter requested that Sunstock immediately contact Crown Bridge to demonstrate compliance with the note. On August 15, 2018, the attorney for Crown Bridge sent another letter to Sunstock stating that Sunstock owed Crown Bridge $221,470, and that if Sunstock did not respond by August 21, 2018 in regards to payment, then a lawsuit would be filed. No lawsuit has been filed as of June 18, 2019 to the Company’s knowledge.

On March 7, 2019, the United States Court of Massachusetts issued electronic order 38 stating that the Court granted on the merits summary judgement on violation of contract claims for the plaintiffs (Auctus Fund, LLC and EMA Financial, LLC) and found Sunstock in default.

On May 6, 2019, the United States District Court of the District of Massachusetts issued an Order to Show Cause in the case of Auctus Fund, LLC and EMA Financial, LLC Vs. Sunstock, Inc. The Court ordered Auctus to show cause within 21 days why the Court had jurisdiction at the outset of the case and why the Court ought not to vacate its entry of summary judgement for Auctus, EDF No. 38. The Court said that it had taken no action with regard to EMA’s claim. The Company is currently awaiting a further issuance by the Court.

On May 30, 2019, the United States District Court of Massachusetts issued an order in the case of Auctus Fund, LLC vs. Sunstock, Inc. that the Court was satisfied that Auctus compliant raised colorable securities law claims and, accordingly, the Court ruled that it had subject matter jurisdiction to enter summary judgment on Auctus’ contract claims.

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

NOTE 7 – OUTSTANDING DEBT

Convertible notes are as follows as of December 31, 2018:

	Outstanding as of December 31, 2018 (1) (2)	Debt Discount	Net Amount	Interest rate	Accrued Interest	Maturity (2)
Auctus May 24, 2017	$239,551	$-	$239,551	12%	$62,297	February 18, 2018
EMA June 5, 2017	166,442	-	166,442	10%	21,122	June 5, 2018
Auctus October 11, 2017	212,500	(982)	211,518	12%	62,297	October 11, 2018
EMA October 11, 2017	166,442	(982)	165,460	12%	21,122	October 11, 2018
Power Up October 21, 2017	1,770	(981)	789	12%	7,190	October 21, 2018
Crown Bridge December 8, 2017	97,500	(982)	96,518	8%	7,884	December 8, 2018
Power Up December 21, 2017	79,500	(981)	78,519	12%	9,482
Power Up April 16, 2018	79,500	(981)	78,519	12%	7,426	September 30, 2018
	$1,043,205	$(5,889)	$1,037,316	-	$198,820	-
Derivative liability	$2,356,887

(1) Included in this amount are estimated aggregate penalties of approximately $563,486 resulting from various events of default. The related penalties are estimates and the actual amounts to be paid could be significantly different. See discussions in NOTE 6.

(2) All notes are currently in default and due on demand and the Company is currently in litigation with all noteholders.

During the year ended December 31, 2018, the Company recorded an aggregate of approximately $173,000 of debt discount to interest expense.

During the year ended December 31, 2017, the Company recorded an aggregate of approximately $560,000 of debt discount and $550,000 of excess derivative fair value to interest expense upon issuance of the convertible notes.

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The note is currently in default. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note. The Company recorded approximately $159,000 in default penalty that was added to the note as of December 31, 2018.

NOTE 7 – OUTSTANDING DEBT (CONTINUED)

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and is amortizing such costs to interest expense over the term of the note. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $6,900 on the funding date and is amortizing such costs as interest expense over the term of the note. The Company recorded approximately $109,000 in default penalty that was added to the note as of December 31, 2018.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $77,000.00 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of subject 12% per annum (24% upon an event of default). The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability and the Company recorded approximately $74,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note Regarding the Note, the Company paid Auctus $10,750 for its expenses and legal fees. The Company recorded approximately $127,000 in default penalty that was added to the note as of December 31, 2018.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2”), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note4”) to EMA. The Company received proceeds of $79,395.00 in cash from EMA2. Interest accrues on the outstanding principal amount of the Note4 at the rate of 10% per annum (24% upon an event of default). The Note4 is due and payable on October 11, 2018. The Note4 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $85,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. In connection with the EMA Note, the Company paid EMA2 $5,100 for its expenses and legal fees. The Company recorded approximately $81,000 in default penalty that was added to the note as of December 31, 2018.

NOTE 7 – OUTSTANDING DEBT (CONTINUED)

On October 24, 2017, the Company entered into a securities purchase agreement (“SPA5”) with Powerup Lending Group, LTD (“POWER”), upon the terms and subject to the conditions of SPA5, we issued a convertible promissory note in the principal amount of $108,000.00 (the “Note5”) to POWER. The Company received proceeds of $108,000 in cash from POWER. Interest accrues on the outstanding principal amount of the Note5 at the rate of 12% per annum (22% upon an event of default). The Note5 is due and payable on July 30, 2018. The Note5 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $108,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note5, the Company paid POWER $3,000 for its expenses and legal fees. The Company recorded approximately $590 in default penalty that was added to the note as of December 31, 2018.

On December 8, 2017, the Company entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN”), upon the terms and subject to the conditions of SPA6, we issued a convertible promissory note in the principal amount of $65,000.00 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrues on the outstanding principal amount of the Note6 at the rate of 8% per annum (15% upon an event of default). The Note6 is due and payable on December 8, 2018. The Note6 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above shall be reduced to 45%. The variable conversion term was a derivative liability and the Company recorded approximately $65,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. In connection with the Note6, the Company paid CROWN $2,500 for its expenses and legal fees. The Company recorded approximately $32,000 in default penalty that was added to the note as of December 31, 2018.

On December 21, 2017, the Company entered into a securities purchase agreement (“SPA7”) with Powerup Lending Group, LTD (“POWER2”), upon the terms and subject to the conditions of SPA7 we issued a convertible promissory note in the principal amount of $53,000 (the “Note7”) to POWER2. The Company received proceeds of $50,000 in cash from POWER2. Interest accrues on the outstanding principal amount of the Note7 at the rate of 12% per annum (22% upon an event of default). The Note7 is due and payable on September 30, 2018. The Note7 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note7, the Company paid POWER2 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of December 31, 2018.

NOTE 7 – OUTSTANDING DEBT (CONTINUED)

On April 16, 2018, the Company entered into a securities purchase agreement (“SPA8”) with Powerup Lending Group, LTD (“POWER3”), upon the terms and subject to the conditions of SPA8 we issued a convertible promissory note in the principal amount of $53,000.00 (the “Note8”) to POWER3. The Company received proceeds of $50,000 in cash from POWER3. Interest accrues on the outstanding principal amount of the Note8 at the rate of 12% per annum (22% upon an event of default. The Note8 is due and payable on January 30, 2019. The Note8 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. In connection with the Note8, the Company paid POWER3 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of December 31, 2018.

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

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company has classified all conversion features as derivative liabilities as of December 31, 2018, and has estimated the fair value of these embedded conversion features using a binomial options pricing model with the following assumptions:

For the Year ended December 31, 2018

Annual Dividend yield	0%
Expected life (years)	0.75
Risk-free interest rate	2.09% - 2.63%
Expected volatility	207% - 408%

NOTE 8 – DERIVATIVE LIABILITIES (CONTINUED)

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the year ended December 31, 2018:

Balance December 31, 2017	$1,009,896
Allocation of derivative recorded as debt discount	53,000
Settlement due to conversions	(913,594)
Change in fair value	2,207,585
Balance as of December 31, 2018	$2,356,887

NOTE 9 - STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue 8,000,000,000 shares of common stock and 20,000,000 of preferred stock.

During the year ended December 31, 2018, the Company received an aggregate of $127,938 from the issuance of 7,341,755 shares of its common stock.

During the year ended December 31, 2018, the Company converted $184,949 of notes payable and $6,214 of accrued interest into 35,403,811 shares of its common stock. The fair value of the shares, derivative liability and accelerated discount resulted in a loss of approximately $110,000.

During the year ended December 31, 2018, the Company converted $50,000 of notes payable to officer into 33,300,000 shares of its common stock, which resulted in a loss from settlement of debt of $729,220.

During the year ended December 31, 2018, the Company issued 258,218,245 shares of its common stock for services with a fair market value of $5,294,327, of which $357,750 was expensed in the year ended December 31, 2018 and $573,750 was prepaid expense at December 31, 2018

During the year ended December 31, 2017, the Company received an aggregate of $13,570 (net of approximately $6,000 subscription receivable forgiven) from the issuance of 17,589 shares of its common stock. In addition, the Company issued upon conversion of issued notes payable and accrued interest of approximately $18,500 for convertible notes in relation to 200,000 shares of common stock.

During the year ended December 31, 2017, the Company issued 28,708,141 shares of fully vested non-forfeitable shares of common stock to certain employees and consultants for future services. The fair value of the shares issued was determined to be approximately $32,660,000, and the remaining amount was recorded as prepaid consulting. During the year ended December 31, 2017, the Company amortized approximately $32,642,000 to stock based compensation expense related to these issuances. In addition, the Company recorded approximately $2,520,000 of compensation expense in 2017 related to the vesting of shares issued in 2016.

During the year ended December 31, 2017, the Company’s chief executive officer was awarded 18.05 shares million of the Company’s common stock for services valued at an aggregate of approximately $19,500,000 (based on the closing price on the grant date), in exchange for $9,050 in cash and the remaining amount was recorded as stock based compensation expense in the accompanying statement of operations as the amount was earned through December 31, 2017.

NOTE 9 - STOCKHOLDER’S EQUITY (DEFICIT) (CONTINUED)

During 2016, the Company issued an aggregate of 330,000 shares of fully vested non-forfeitable shares of common stock to certain consultants of the Company to be earned over a one-year period. The Company also received proceeds of $720. The shares were valued at $403,500 (based on the closing market price on the measurement date) and have been recorded as prepaid consulting in the accompanying condensed balance sheet. The Company has amortized $376,330 of such expense during the year ended December 31, 2016 and $27,170 during the year ended December 31, 2017.

NOTE 10 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the years ended December 31, 2018 and 2017 is summarized below:

	December 31, 2018	December 31, 2017
Current:
Federal	$-	$-
State	800	800
Total current	800	800
Deferred:
Federal	9,810,841	12,675,722
State	2,690,992	2,140,461
Change in valuation allowance	(12,501,833)	(14,816,183)
Total deferred	-	-
Income tax provision(benefit)	$800	$800

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31, 2018	December 31, 2017
U.S. federal statutory tax rate	21.00%	34.00%
State tax benefit, net	(0.0085)%	(0.0023)%
Stock based compensation	(11.1472)%	(33.0975)%
Other	0.00%	0.00%
Valuation allowance	(9.8494)%	(0.9010)%
Effective income tax rate	(0.0085)%	(0.0023)%

NOTE 10 INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
NOL’s	$1,621,187	$659,748
State taxes	-	-
Inventory and other reserves	-	-
Depreciation and amortization	-	-
NQ stock option expense	10,880,646	14,156,435
Total deferred tax assets	12,501,833	14,816,183
Valuation allowance	(12,501,833)	(14,816,183)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $2,300,000 for the year ended December 31, 2018.

As of December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,300,000 which expire beginning in the year 2032. As of December 31, 2018, the Company had net operating loss carryforwards for state income tax purposes of approximately $325,000 which expire beginning in the year 2032.

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

NOTE 11. PURCHASE OF MOM’S SILVER SHOP

On October 22, 2018, Sunstock, Inc. acquired all assets and liabilities of Mom’s Silver Shop, Inc. of Sacramento, California. Included in the assets acquired was approximately $60,000 in precious metals inventory and approximately $13,000 in net fixtures. Also included were any licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase was by $16,592 cash, $33,000 unsecured note payable with principle payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations. Mom’s Silver Shop had unaudited net revenues of approximately $3,800,000 for the year ended December 31, 2017, and $2,500,000 in 2018 to the date of acquisition. Mom’s Silver Shop specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area, which compliments our precious metals business.

The following summarizes the transaction with Mom’s Silver Shop at closing on October 22, 2018:

Prepaid expenses	$10,449
Inventory – coins	60,549
Property & equipment, net	13.279
Total Assets	$84,277

Accounts payable & accrued expenses	(558)
Net Purchase	$83,719

The Company paid $16,592 cash and issued a note payable in the amount of $32,976 to the owners of Mom’s Silver Shop.

The following unaudited supplemental pro forma information for the year ended December 31, 2018.7 and the year ended December 31, 2017 assumes the acquisition of Mom’s Silver Shop had occurred as of January 1, 2018 and 2017, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Mom’s Silver Shop been operating as part of the Company since January 1, 2018 and 2017.

	December 31, 2018	December 31, 2017
Revenues	$2,944,852	$3,785,443
Expenses	12,399,836	40,046,832
Net Loss	$(9,454,984)	$(36,261,389)

NOTE 12 – SUBSEQUENT EVENTS

In January, February, and March 2019, the Chief Executive Officer of the Company purchased an aggregate of 195,000,000 shares for a total of $79,350.

On March 7, 2019, the United States Court of the District of Massachusetts issued electronic order 38 stating that the Court granted on the merits summary judgement on violation of contract claims for the plaintiffs (Auctus Fund, LLC and EMA Financial, LLC) and found Sunstock in default.

On May 6, 2019, the United States District Court of the District of Massachusetts issued an Order to Show Cause in the case of Auctus Fund, LLC and EMA Financial, LLC vs. Sunstock, Inc. The Court ordered Auctus to show cause within 21 days why the Court had jurisdiction at the outset of the case and why the Court ought not to vacate its entry of summary judgement for Auctus, EDF No. 38. The Court said that it had taken no action with regards to EMA’s claims. The Company is currently awaiting a further issuance by the Court.

On May 30, 2019, the United States District Court of Massachusetts issued an order in the case of Auctus Fund, LLC vs. Sunstock, Inc. that the Court was satisfied that Auctus compliant raised colorable securities law claims and, accordingly, the Court ruled that it had subject matter jurisdiction to enter summary judgment on Auctus’ contract claims.

