Form 10-Q
period 2019-03-31
Sunstock, Inc.
filed 2019-07-29
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 29, 2019
Common Stock, par value $0.0001	646,867,449

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	4

Unaudited Condensed and Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018	5

Unaudited Condensed and Consolidated Statements of Changes in Stockholders’ Deficit	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 21

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$47,672	$84,439
Accounts receivable	-	788
Inventory – metals and coins	417,445	379,781
Prepaid expenses	195,617	575,750

Total current assets	660,734	1,040,758

Property and equipment net	14,315	15,919
Right of use lease asset	57,150	-

Total assets	$732,199	$1,056,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$428,816	$365,905
Operating lease liability – current	9,482	-
Loans payable – related parties	190,250	201,976
Convertible notes payable	1,043,205	1,037,316
Derivative liability - conversion feature	9,078,385	2,356,887

Total current liabilities	10,750,138	3,962,084

Operating lease liability – non-current	47,668	-

Total liabilities	10,797,806	3,962,084

Commitments and contingencies
Stockholders’ deficit
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 8,000,000,000 shares authorized; 577,117,449 and 382,117,449 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	57,712	38,212
Additional paid - in capital	53,902,150	49,816,650
Accumulated deficit	(64,025,469)	(52,760,269)

Total stockholders’ deficit	(10,065,607)	(2,905,407)
Total liabilities and stockholders’ deficit	$732,199	$1,056,677

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2019	2018

Revenues	$867,438	$7,143
Cost of revenue	813,913	4,286
Gross profit	53,525	2,857

Operating expenses
Professional fees	447,088	45,402
Compensation	4,037,870	18,400
Other operating expenses	32,036	22,469
Total operating expenses	4,516,994	86,271

Loss from operations	(4,463,469)	(83,414)

Other income (expense)
Unrealized loss on investments in precious metals	(2,337)	(11,982)
Interest expense	(77,096)	(237,033)
Changes in fair value of derivative liability	(6,721,498)	85,745
Total other expense, net	(6,800,931)	(163,270)

Loss before provision for income taxes	(11,264,400)	(246,684)

Provision for income taxes	800	-

Net loss	$(11,265,200)	$(246,684)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	495,061,893	48,865,973

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

		Common	Additional Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2017	47,853,638	$4,785	$42,543,835	$(43,322,804)	$(774,184)
Receipt of cash for stock unissied	-	-	-	-	-
Issuance of common stock for convertible notes	3,650,000	365	47,673	-	48,038
Estimated fair value of common stock issued for services	-	-	-	-	-
Net loss	-	-	-	(246,684)	(246,684)
Balance at March 31, 2018 (unaudited)	51,503,638	$5,150	$42,591,508	$(43,569,488)	$(972,830)

Balance at December 31, 2018	382,117,449	$38,212	$49,816,650	$(52,760,269)	$(2,905,407)
Issuance of common stock for cash	195,000,000	19,500	59,850	-	79,350
Estimated fair value difference of common stock issued for cash below fair value	-	-	4,025,650	-	4,025,650
Net loss	-	-	-	(11,265,200)	(11,265,200)
Balance at March 31, 2019 (unaudited)	577,117,449	$57,712	$53,902,150	$(64,025,469)	$(10,065,607)

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(11,265,200)	$(246,684)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	6,721,498	(85,745)
Operating lease liability	(2,142)	-
Unrealized loss on investment in precious metals	2,337	11,982
Depreciation	4,081	1,480
Amortization of debt discount and issuance costs, net	5,889	174,820
Penalty expense for note payable default provision	-	44,827
Common stock issued for services including amortization of prepaid consulting	4,025,650	18,400
Changes in operating assets and liabilities
Accounts Receivable	788	-
Inventories	(40,001)	(1,508)
Prepaid expenses & services	380,283	5,838
Accounts payable and accrued expenses	62,426	26,642
Net cash used in operating activities	(104,391)	(49,948)
INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	79,350	-
Proceeds from notes payable related parties	-	150,000
Payments on notes payable related parties	(11,726)	-
Net cash provided by financing activities	67,624	150,000

Net change in cash	(36,767)	100,052
Cash, beginning of period	84,439	59,167
Cash, end of period	$47,672	$159,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$1,772	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Shares issued under stock subscription receivable	$-	$48,038

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

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

The Company plans to continue purchasing more precious metals in silver and currently searching for a hotel in the Central California area as their previous selection in escrow during the 4th quarter of 2017 did not close.

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

CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of Mom’s Silver Shop (the Subsidiary). All material intercompany accounts and transactions between the Company and the Subsidiary have been eliminated in consolidation.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2019 and December 31, 2018.

INVENTORIES

COLLECTIBLE COINS – MOM’S SILVER SHOP

The Company acquired Mom’s Silver Shop in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market. Inventory can fluctuate in relation to when it is purchased and when it is sold. Inventory was $60,948 at March 31, 2019 compared to $20,647 at December 31, 2018.

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

PRECIOUS METALS AND COINS HELD FOR INVESTMENT - SUNSTOCK

Inventories also include approximately $356,497 of bullion and bullion coins and are acquired and initially recorded at fair market value. Currently, the Company anticipates holding its precious metals as a long-term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50 per ounce. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500 per ounce. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized loss on investments on precious metals of $2,337 and $11,982 for the three months ended March 31, 2019 and 2018, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2019 and the year ended December 31, 2018. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For the three months ended March 31, 2019 and 2018, there were no potentially dilutive shares that were included in the diluted earnings (loss) per share as their effect would have been antidilutive for the years then ended.

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

At March 31, 2019 and December 31, 2018, the Company’s financial instruments include cash, accounts receivable and accounts payable. The carrying amount of cash and accounts payable approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $64,000,000 as of March 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in the update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has assessed that this ASU will not have a material effect on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share; Distinguishing Liabilities from Equity; Derivatives and Hedging; Accounting for Certain Financial Instruments with Down Round Features; Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. An entity will no longer have to consider “down round” features (i.e., a provision in an equity-linked financial instrument or an embedded feature that reduces the exercise price if the entity sells stock for a lower price or issues an equity-linked instrument with a lower exercise price) when determining whether certain equity-linked financial instruments or embedded features are indexed to its own stock. An entity that presents earnings per share (EPS) under ASC 260 will recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. The new guidance will require new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. The ASU also replaces today’s indefinite deferral of the guidance in ASC 480-10 for certain mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests with a scope exception. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the amendments in Part II do not require any transition guidance because those amendments do not have an accounting effect. The Company has assessed that this ASU will not have a material effect on its financial statements.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We assessed the impact ASU 2016-02 will have on the financial statements, and we expect the primary impact to the financial position upon adoption is the recognition, on a discounted basis, of the minimum commitments on the balance sheet under our noncancelable operating lease resulting in the recording of a right of use asset and lease obligation.

The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on January 1, 2019:

	January 1, 2019 (unaudited)
	pre-adoption	adoption impact	post-adoption
Assets
Right of use lease asset	$-	$59,777	$59,777
Total assets	$-	$59,777	$59,777

Liabilities and Stockholders’ Equity
Operating lease liability - current	$-	$9,088	$9,088
Operating lease liability - non-current	-	50,689	50,689
Total liabilities and stockholders’ equity	$-	$59,777	$59,777

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31, 2019	December 31, 2018
Furniture and equipment	$58,460	$58,610
Less – accumulated depreciation	(44,145)	(42,691)
	$14,315	$15,919

Depreciation expense for the three months ended March 31, 2019 and 2018 was $4,081 and $1,480, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2019	December 31, 2018
Accrued interest payable	$270,027	$198,820
Accrued consultant fees	130,000	130,000
Other accrued expenses	28,789	37,085
	$428,816	$365,905

NOTE 6 - RELATED PARTY BALANCES

During the year ended December 31, 2018, the Company was provided loans totaling $219,000 by the Company’s CEO. The loans bear interest at 6% per annum. During the year ended December 31, 2018, $49,750 of the loans were converted into 33,300,000 shares of the Company’s common stock, which resulted in a loss from settlement of debt of $840,058. In connection with the acquisition of Mom’s Silver Shop, the Company incurred a $33,000 note payable to the former owner of Mom’s Silver Shop, of which $21,000 is still outstanding at March 31, 2019.

During the three months ended March 31, 2019, Jason Chang, the Company’s Chief Executive Officer and director, purchased 195,000,000 shares of the Company’s common stock for at an aggregate of approximately $79,350 in cash and the Company recorded an additional $4,025,650 as stock based compensation based on the closing prices on the grant dates.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement in October 2018 for 1,088 square feet of retail shop space for Mom’s Silver Shop. The lease requires combined monthly payments of base rent and triple net of $1,866 per month for sixty months.

Operating lease right of use assets and liabilities on our condensed consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease term. We do not allocate lease payments to non-lease components; therefore, fixed payments for common area maintenance and administrative services are included in our operating lease right of use assets and liabilities. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rate in our lease is not readily determinable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of March 31, 2019, the maturities of our operating lease were as follows for the periods ended March 31:

Remaining Lease Payments
2020	$15,895
2021	16,372
2022	16,863
2023	17,369
2024	8,813
Total remaining lease payments	75,312
Less: imputed interest	(17,677)
Less: deferred rent	(485)
Total operating lease liabilities	57,150
Less: current portion	(9,482)
Long term operating lease liabilities	$47,668

Weighted average remaining lease term	54 months
Weighted average discount rate	12%

LITIGATION

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

LITIGATION (CONTINUED)

On July 10, 2018, the attorney for Crown Bridge Partners, LLC (“Crown Bridge”), sent a letter to Sunstock stating that Sunstock was in default on the December 8, 2017 note payable to Crown Bridge. The letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Crown Bridge to go forward. The letter requested that Sunstock immediately contact Crown Bridge to demonstrate compliance with the note. On August 15, 2018, the attorney for Crown Bridge sent another letter to Sunstock stating that Sunstock owed Crown Bridge $221,470, and that if Sunstock did not respond by August 21, 2018 in regards to payment, then a lawsuit would be filed. No lawsuit has been filed as of July 26, 2019 to the Company’s knowledge.

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

NOTE 8 – OUTSTANDING DEBT

Convertible notes are as follows as of March 31, 2019:

	Original principal	Converted to shares	Default penalty	Outstanding balance March 31, 2019 (1) (2)	Interest rate	Accrued interest	Maturity (2)
Auctus, May 24, 2017	$112,250	$(31,681)	$158,982	$239,551	12%	$76,670	18-Feb-18

EMA, June 5, 2017	115,000	(58,030)	109,472	166,442	10%	31,109	5-Jun-18

Auctus, October 11, 2017	85,000		127,500	212,500	12%	75,047	11-Oct-18

EMA, October 11, 2017	85,000		81,442	166,442	12%	31,109	11-Oct-18

Power Up, October 21, 2017	108,000	(106,820)	590	1,770	12%	7,286	21-Oct-18

Crown Bridge, December 8, 2017	65,000		32,500	97,500	8%	11,541	8-Dec-18

Power Up, December 21, 2017	53,000		26,500	79,500	12%	13,856	21-Dec-18

Power Up, April 16, 2018	53,000		26,500	79,500	12%	11,800	30-Sep-18

	$676,250	$(196,531)	$563,486	$1,043,205		$258,418

(1)	Included in this amount are estimated aggregate penalties of approximately $563,486 resulting from various events of default. The related penalties are estimates and the actual amounts to be paid could be significantly different. See discussions in NOTE 7.
(2)	All notes are currently in default and due on demand and the Company is currently in litigation with all noteholders.

During the three months ended March 31, 2019 and 2018, the Company recorded an aggregate of approximately $5,889 and $0 of debt discount to interest expense, respectively.

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The note is currently in default. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note. The Company recorded approximately $159,000 in default penalty that was added to the note as of March 31, 2019.

NOTE 8 – OUTSTANDING DEBT (CONTINUED)

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and is amortizing such costs to interest expense over the term of the note. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $6,900 on the funding date and is amortizing such costs as interest expense over the term of the note. The Company recorded approximately $109,000 in default penalty that was added to the note as of March 31, 2019.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000 (the “Note”) to Auctus. The Company received proceeds of $77,000 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of subject 12% per annum (24% upon an event of default). The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability and the Company recorded approximately $74,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note Regarding the Note, the Company paid Auctus $10,750 for its expenses and legal fees. The Company recorded approximately $127,000 in default penalty that was added to the note as of March 31, 2019.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2”), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000 (the “Note4”) to EMA. The Company received proceeds of $79,395 in cash from EMA2. Interest accrues on the outstanding principal amount of the Note4 at the rate of 10% per annum (24% upon an event of default). The Note4 is due and payable on October 11, 2018. The Note4 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $85,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. In connection with the EMA Note, the Company paid EMA2 $5,100 for its expenses and legal fees. The Company recorded approximately $81,000 in default penalty that was added to the note as of March 31, 2019.

NOTE 8 – OUTSTANDING DEBT (CONTINUED)

On October 24, 2017, the Company entered into a securities purchase agreement (“SPA5”) with Powerup Lending Group, LTD (“POWER”), upon the terms and subject to the conditions of SPA5, we issued a convertible promissory note in the principal amount of $108,000 (the “Note5”) to POWER. The Company received proceeds of $108,000 in cash from POWER. Interest accrues on the outstanding principal amount of the Note5 at the rate of 12% per annum (22% upon an event of default). The Note5 is due and payable on July 30, 2018. The Note5 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $108,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note5, the Company paid POWER $3,000 for its expenses and legal fees. The Company recorded approximately $590 in default penalty that was added to the note as of March 31, 2019.

On December 8, 2017, the Company entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN”), upon the terms and subject to the conditions of SPA6, we issued a convertible promissory note in the principal amount of $65,000 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrues on the outstanding principal amount of the Note6 at the rate of 8% per annum (15% upon an event of default). The Note6 is due and payable on December 8, 2018. The Note6 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above shall be reduced to 45%. The variable conversion term was a derivative liability and the Company recorded approximately $65,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. In connection with the Note6, the Company paid CROWN $2,500 for its expenses and legal fees. The Company recorded approximately $32,000 in default penalty that was added to the note as of March 31, 2019.

On December 21, 2017, the Company entered into a securities purchase agreement (“SPA7”) with Powerup Lending Group, LTD (“POWER2”), upon the terms and subject to the conditions of SPA7 we issued a convertible promissory note in the principal amount of $53,000 (the “Note7”) to POWER2. The Company received proceeds of $50,000 in cash from POWER2. Interest accrues on the outstanding principal amount of the Note7 at the rate of 12% per annum (22% upon an event of default). The Note7 is due and payable on September 30, 2018. The Note7 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note7, the Company paid POWER2 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of March 31, 2019.

On April 16, 2018, the Company entered into a securities purchase agreement (“SPA8”) with Powerup Lending Group, LTD (“POWER3”), upon the terms and subject to the conditions of SPA8 we issued a convertible promissory note in the principal amount of $53,000 (the “Note8”) to POWER3. The Company received proceeds of $50,000 in cash from POWER3. Interest accrues on the outstanding principal amount of the Note8 at the rate of 12% per annum (22% upon an event of default. The Note8 is due and payable on January 30, 2019. The Note8 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. In connection with the Note8, the Company paid POWER3 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of March 31, 2019.

NOTE 9 – DERIVATIVE LIABILITIES

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

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company has classified all conversion features as derivative liabilities as of March 31, 2019, and has estimated the fair value of these embedded conversion features using a binomial options pricing model with the following assumptions:

For the Three Months ended March 31, 2019

Annual Dividend yield	0%
Expected life (years)	0.75
Risk-free interest rate	2.44%
Expected volatility	358%

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the three months ended March 31, 2019:

Balance December 31, 2018	$2,356,887
Change in fair value	6,721,498
Balance as of March 31, 2019	$9,078,385

NOTE 10 - STOCKHOLDER’S DEFICIT

The Company is authorized to issue 8,000,000,000 shares of common stock and 20,000,000 of preferred stock.

During the three months ended March 31, 2019, the Company received an aggregate of $79,350 from the issuance of 195,000,000 shares of its common stock and recorded an additional $4,025,650 as stock based compensation for the fair value of the shares issued as the shares were purchased below fair value.

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

During the year ended December 31, 2018, the Company issued 258,218,245 shares of its common stock for services with a fair market value of $5,294,327, of which $357,750 was expensed in the year ended December 31, 2018 and $573,750 was prepaid expense at December 31, 2018.

NOTE 11 - SUBSEQUENT EVENTS

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

On July 1, 2019, the Company issued 69,750,000 shares of common stock for $47,500 in cash and an additional $650,000 recorded as fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on June 19, 2019, as well as the consolidated financial statements and related notes contained therein.

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

Management opened an additional retail store in Sacramento, California in May of 2014 and entered into a retail shop lease for sixty-seven months beginning May 2014 for approximately 4,756 square feet. The monthly base rent for this location was $4,756, with seven months of free rent throughout the first eleven months. The base rent gradually increased until the term was to expire in 2019. This store was closed in September 2018.

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

As of March 31, 2019, The Company has not posted operating income since inception. It has an accumulated deficit of approximately ($64,000,000) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $64.0 million as of March 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Discussion of the Three Months ended March 31, 2019 and 2018

The Company generated revenues during the three months ended March 31, 2019 of $867,438 as compared to $7,143 in revenues posted for the three months ended March 31, 2018. The increase in revenues is primarily due to $867,438 in 2019 from Mom’s Silver Shop, which was acquired in October 2018.

For the three months ended March 31, 2019 and 2018, cost of sales were $813,913 and $4,286, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees increased to $447,088 from $45,402 for the three months ended March 31, 2019 and 2018, respectively, of which $393,750 was due to services performed in the quarter for stock issued in October 2018. Compensation increased to $4,037,869 from $18,400 for the three months ended March 31, 2019 and 2018, respectively, of which $4,025,650 was for the fair value of shares purchased by the CEO below market prices. Other operating expenses increased to $32,036 from $22,469 for the three months ended March 31, 2019 and 2018, respectively.

Interest expense decreased to $77,096 for the three months ended March 31, 2019 from $237,033 for the three months ended March 31, 2018, primarily due to the valuation of derivative liabilities in the three months ended March 31, 2018. Fair value of derivative liability increased by $6,721,498 for the three months ended March 31, 2019 compared to a decrease of $85,745 for the three months ended March 31, 2018.

During the three months ended March 31, 2019, the Company posted a net loss of $11,265,200 as compared to a net loss of $246,684 for the three months ended March 31, 2018. Such increase is primarily related to increases in fair value of stock issued to our CEO, amortization of stock issued for services, less interest expense, and cost increase in the fair value of derivative liability.

The unrealized loss on investments in precious metals of $2,337 during the three months ended March 31, 2019, is related to the decrease in the market value of the underlying assets held as of March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2019, the Company had $47,672 in cash and $417,445 in inventory of precious metals and coins compared to $84,439 in cash and $379,781 in inventory at December 31, 2018.

Net cash used in operating activities totaled approximately $104,391 during the three months ended March 31, 2019 as compared to approximately $49,948 the three months ended March 31, 2018. Consolidated net loss was approximately $11,265,200 for the three months ended March 31, 2019 as compared to consolidated net loss of approximately $246,684 for the three months ended March 31, 2018. Explanation of the difference between these three months of 2019 and 2018 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net loss for the three months ended March 31, 2019 and 2018, respectively, consist primarily of change in fair value of derivative liability, unrealized loss on investment in precious metals, depreciation, penalty expense for notes payable default provisions, amortization of debt discount and issuance costs, estimated fair value of common stock issued for cash, and common stock issued for services.

Change in fair value of derivative liability were approximately $6,721,498 and ($85,745), respectively, for the three months ended March 31, 2019 and 2018. Operating lease liability was ($2,142) and $0, respectively, for the three months ended March 31, 2019 and 2018. Unrealized losses on investment in precious metals were approximately $2,337 and $11,982, respectively, for the three months ended March 31, 2019 and 2018. Depreciation was approximately $4,081 and $1,480, respectively, for the three months ended March 31, 2019 and 2018. Penalty expenses for notes payable default provisions were approximately $0 and $44,827, respectively, for the three months ended March 31, 2019 and 2018. Amortization of debt discount and issuance costs was approximately $5,889 and $174,820, respectively, for the three months ended March 31, 2019 and 2018. Estimated fair value of common stock issued for cash was approximately $4,025,650 and $0, respectively, for the three months ended March 31, 2019 and 2018. Common stock issued for services was approximately $0 and $18,400, respectively, for the three months ended March 31, 2019 and 2018.

Changes in assets and liabilities for accounts receivable, inventories, prepaid expenses, and accounts payable and accrued expenses totaled approximately $403,496 and $30,972 for the three months ended March 31, 2019 and 2018, respectively. The significant increase in 2019 was primarily due to $374,445 amortization in 2019 of prepaid services.

No cash was used in investing activities for the three months ended March 31, 2019 and 2018, respectively

Net cash provided by financing activities was approximately $67,624 and $150,000 for the three months ended March 31, 2019 and 2018, respectively. Proceeds of approximately $79,350 and $0 were received from the issuance of common stock for the three months ended March 31, 2019 and 2018, respectively. Proceeds of approximately $0 and $150,000 were received from notes payable related party for the three months ended March 31, 2019 and 2018. Payments of approximately $11,726 and $0 were made on notes payable related party for the three months ended March 31, 2019 and 2018, respectively.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, we issued the following unregistered securities:

We issued an aggregate of 195,000,000 shares of our common stock to our CEO in exchange for $79,350 in cash that are restricted and unregistered.

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

SUNSTOCK, INC.

Dated: July 29, 2019	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

