Form 10-Q
period 2019-06-30
Sunstock, Inc.
filed 2019-09-16
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at September 13, 2019
Common Stock, par value $0.0001	797,937,719

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	4

Unaudited Condensed and Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018	5

Unaudited Condensed and Consolidated Statements of Changes in Stockholders’ Deficit	6

Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	7

Notes to Unaudited Condensed Financial Statements	8 - 21

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$19,661	$84,439
Accounts receivable	-	788
Inventory – metals and coins	468,233	379,781
Prepaid expenses	98,412	575,750

Total current assets	586,306	1,040,758

Property and equipment net	12,921	15,919
Right of use lease asset	54,701	-

Total assets	$653,928	$1,056,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$528,766	$365,905
Operating lease liability – current	9,887	-
Common stock payable	28,900	-
Loans payable – related parties	177,250	201,976
Convertible notes payable, net of discount	1,043,205	1,037,316
Derivative liability - conversion feature	3,699,416	2,356,887
Total current liabilities	5,487,424	3,962,084
Operating lease liability – non-current	44,814	-
Total liabilities	5,532,238	3,962,084

Commitments and contingencies
Stockholders’ deficit		-
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 888,888,888 shares authorized; 579,367,449 and 382,117,449 shares issued and issuable and outstanding as of June 30, 2019 and December 31, 2018, respectively	57,937	38,212
Additional paid - in capital	53,913,425	49,816,650
Accumulated deficit	(58,849,672)	(52,760,269)

Total stockholders’ deficit	(4,878,310)	(2,905,407)
Total liabilities and stockholders’ deficit	$653,928	$1,056,677

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenues	$1,058,818	$4,120	$1,926,256	$11,263
Cost of revenue	1,015,491	2,471	1,829,404	6,757
Gross profit	43,327	1,649	96,852	4,506

Operating expenses
Professional fees	171,700	204,249	618,788	249,651
Compensation	7,524	-	4,045,394	18,400
Other operating expenses	19,772	20,218	51,808	42,687
Total operating expenses	198,996	224,467	4,715,990	310,738

Loss from operations	(155,669)	(222,818)	(4,619,138)	(306,232)

Other income (expense)
Unrealized gain (loss) on investments in precious metals	14,515	(4,903)	12,178	(16,885)
Interest expense	(62,018)	(793,765)	(139,114)	(1,030,798)
Gain (loss) in fair value of derivative liability	5,378,969	(2,123,803)	(1,342,529)	(2,038,058)
Total other income (expense), net	5,331,466	(2,922,471)	(1,469,465)	(3,085,741)

Income (loss) before provision for income taxes	5,175,797	(3,145,289)	(6,088,603)	(3,391,973)

Provision for income taxes	-	-	800	-

Net income (loss)	$5,175,797	$(3,145,289)	$(6,089,403)	$(3,391,973)

Income (loss) per share - basic	$0.01	$(0.05)	$(0.01)	$(0.06)

Income (loss) per share - diluted	$0.00	$(0.05)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding - basic	578,831,735	67,330,933	537,426,841	58,328,466

Weighted average number of common shares outstanding – diluted	1,041,413,591	67,330,933	537,426,841	58,328,466

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

		Common	Additional Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2017	47,853,638	$4,785	$42,543,835	$(43,322,804)	$(774,184)

Issuance of common stock for convertible notes	3,650,000	365	47,673		48,038
Net loss				(246,684)	(246,684)
Balance at March 31, 2018 (unaudited)	51,503,638	5,150	42,591,508	(43,569,488)	(972,830)
Issuance of common stock for convertible notes	31,753,811	3,175	139,988		143,163
Net loss				(3,145,289)	(3,145,289)
Balance at June 30, 2018 (unaudited)	83,257,449	8,325	42,731,496	(46,714,777)	(3,974,956)

Balance at December 31, 2018	382,117,449	$38,212	$49,816,650	$(52,760,269)	$(2,905,407)
Issuance of common stock for cash	195,000,000	19,500	59,850		79,350
Estimated fair value of common stock issued for cash			4,025,650		4,025,650
Net loss				(11,265,200)	(11,265,200)
Balance at March 31, 2019 (unaudited)	577,117,449	57,712	53,902,150	(64,025,469)	(10,065,607)
Issuance of common stock for cash	2,250,000	225	11,275	-	11,500
Net income	-	-	-	5,175,797	5,175,797
Balance at June 30, 2019 (unaudited)	579,367,449	$57,937	$53,913,425	$(58,849,672)	$(4,878,310)

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(6,089,403)	$(3,391,973)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	1,342,529	2,038,057
Unrealized loss/(gain) on investment in precious metals	(12,178)	16,885
Depreciation	2,848	2,960
Amortization of debt discount and issuance costs, net	5,889	278,728
Estimated fair value of shares issued for cash	4,025,650	-
Increase in notes payable due to default penalties	-	703,539
Common stock issued for services including amortization of prepaid consulting	-	18,400
Changes in operating assets and liabilities
Accounts receivable	788	-
Inventories	(76,274)	(4,744)
Prepaid expenses & services	477,488	(18,303)
Common stock payable	28,900	-
Accounts payable and accrued expenses	162,861	51,270
Net cash used in operating activities	(130,902)	(305,181)
INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	50,000
Proceeds from issuance of common stock	90,850	-
Proceeds from notes payable related parties	-	200,000
Payments on notes payable related parties	(24,726)	-
Net cash provided by financing activities	66,124	250,000

Net change in cash	(64,778)	(55,181)
Cash, beginning of period	84,439	59,167
Cash, end of period	$19,661	$3,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Conversion of notes payable and accrued interest to common stock	$-	$191,201

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2019 and December 31, 2018.

INVENTORIES

COLLECTIBLE COINS – MOM’S SILVER SHOP

The Company acquired Mom’s Silver Shop in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market. Inventory can fluctuate in relation to when it is purchased and when it is sold. Inventory was $97,221 at June 30, 2019 compared to $20,647 at December 31, 2018.

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

PRECIOUS METALS AND COINS HELD FOR INVESTMENT - SUNSTOCK

Inventories also include approximately $371,012 of bullion and bullion coins and are acquired and initially recorded at fair market value. Currently, the Company anticipates holding its precious metals as a long-term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50 per ounce. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500 per ounce. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain on investments in precious metals of $12,178 for the six months ended June 30, 2019 and an unrealized loss on investments in precious metals of $16,885 for the six months ended June 30, 2018.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the six months ended June 30, 2019 and the year ended December 31, 2018. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s principal activities from which it generates revenue are product sales. Revenue is measured based on considerations specified in a contract with a customer. A contract exists when it becomes a legally enforceable agreement with a customer. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid at time of sale via credit card, check, or cash when products are sold direct to consumers.

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

For the three months ended June 30, 2018 and the six months ended June 30, 2019 and 2018, there were no potentially dilutive shares that were included in the diluted loss per share as their effect would have been antidilutive for the years then ended.

For the three months ended June 30, 2019, there were 462,046,142 potentially dilutive shares that were included in the diluted earnings per share.

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

At June 30, 2019 and December 31, 2018, the Company’s financial instruments include cash, accounts receivable and accounts payable. The carrying amount of cash and accounts payable approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $58,800,000 as of June 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in the update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Adoption of the ASU did not have a material effect on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share; Distinguishing Liabilities from Equity; Derivatives and Hedging; Accounting for Certain Financial Instruments with Down Round Features; Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. An entity will no longer have to consider “down round” features (i.e., a provision in an equity-linked financial instrument or an embedded feature that reduces the exercise price if the entity sells stock for a lower price or issues an equity-linked instrument with a lower exercise price) when determining whether certain equity-linked financial instruments or embedded features are indexed to its own stock. An entity that presents earnings per share (EPS) under ASC 260 will recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. The new guidance will require new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. The ASU also replaces today’s indefinite deferral of the guidance in ASC 480-10 for certain mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests with a scope exception. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, the amendments in Part II do not require any transition guidance because those amendments do not have an accounting effect. Adoption of the ASU did not have a material effect on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows; Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight issues are: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned insurance policies; distribution received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within fiscal periods beginning after December 15, 2019. Adoption of the ASU did not have a material effect on the Company’s financial statements.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on January 1, 2019:

	January 1, 2019 (unaudited)
	pre-adoption	adoption impact	post-adoption
Assets
Right of use lease asset	$-	$59,777	$59,777
Total assets	$-	$59,777	$59,777

Liabilities and Stockholders' Equity
Operating lease liability - current	$-	$9,088	$9,088
Operating lease liability - non-current	-	50,689	50,689
Total liabilities and stockholders' equity	$-	$59,777	$59,777

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30, 2019	December 31, 2018
Furniture and equipment	$58,460	$58,610
Less – accumulated depreciation	(45,539)	(42,691)
	$12,921	$15,919

Depreciation expense for the six months ended June 30, 2019 and 2018 was $2,848 and $2,960, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2019	December 31, 2018
Accounts payable	$223	$-
Accrued interest payable	332,045	198,820
Accrued consultant fees	147,640	139,616
Accrued audit fees	45,150	22,365
Other accrued expenses	3,708	5,104
	$528,766	$365,905

NOTE 6 - RELATED PARTY BALANCES

During the year ended December 31, 2018, the Company was provided loans totaling $219,000 by the Company’s CEO. The loans bear interest at 6% per annum. During the year ended December 31, 2018, $49,750 of the loans were converted into 33,300,000 shares of the Company’s common stock, which resulted in a loss from settlement of debt of $840,058. In connection with the acquisition of Mom’s Silver Shop, the Company incurred a $33,000 note payable to the former owner of Mom’s Silver Shop, of which $8,000 is still outstanding at June 30, 2019.

During the six months ended June 30, 2019, Jason Chang, the Company’s Chief Executive Officer and director, purchased 195,000,000 shares of the Company’s common stock for at an aggregate of approximately $79,350 in cash and the Company recorded an additional $4,025,650 as stock based compensation based on the closing prices on the grant dates.

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

As of June 30, 2019, the maturities of our operating lease were as follows for the periods ended June 30:

Remaining Lease Payments
2020	$16,012
2021	16,493
2022	16,988
2023	17,497
2024	4,407
Total remaining lease payments	71,397
Less: imputed interest	(16,696)
Total operating lease liabilities	54,701
Less: current portion	(9,887)
Long term operating lease liabilities	$44,814

Weighted average remaining lease term	54 months
Weighted average discount rate	12%

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

On June 20, 2019, Power Up Lending Group filed a motion with the Supreme Court of the State of New York, County of Nassau, accepting judgement of $160,180 plus interest on the three notes with the Company. The Company believes that the interest will be that applicable to each note. In addition, Power Up Lending Group included in the motion that the Company establish a reserve of 63,317,183,000 of common shares. The Company believes that Power Up Lending Group is entitled to either $160,180 plus interest or to common shares, but not both. The Company currently has only 888,888,888 authorized common shares and is seeking legal advice on the variance between authorized shares and reserve requested.

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

NOTE 8 - OUTSTANDING DEBT

Convertible notes are as follows as of June 30, 2019:

	Original principal	Converted to shares	Default penalty	Outstanding balance June 30, 2019 (1) (2)	Interest rate	Accrued interest	Maturity (2)
Auctus, May 24, 2017	$112,250	$(31,681)	$158,982	$239,551	12%	$91,043	18-Feb-18

EMA, June 5, 2017	115,000	(58,030)	109,472	166,442	10%	41,096	5-Jun-18

Auctus, October 11, 2017	85,000		127,500	212,500	12%	87,797	11-Oct-18

EMA, October 11, 2017	85,000		81,442	166,442	12%	41,096	11-Oct-18

Power Up, October 21, 2017	108,000	(106,820)	590	1,770	12%	7,382	21-Oct-18

Crown Bridge, December 8, 2017	65,000		32,500	97,500	8%	15,198	8-Dec-18

Power Up, December 21, 2017	53,000		26,500	79,500	12%	18,230	21-Dec-18

Power Up, April 16, 2018	53,000		26,500	79,500	12%	16,174	30-Sep-18

	$676,250	$(196,531)	$563,486	$1,043,205		$318,016

(1)	Included in this amount are estimated aggregate penalties of approximately $563,486 resulting from various events of default. The related penalties are estimates and the actual amounts to be paid could be significantly different. See discussions in NOTE 7.

(2)	All notes are currently in default and due on demand and the Company is currently in litigation with all noteholders.

During the six months ended June 30, 2019 and 2018, the Company recorded an aggregate of approximately $5,889 and $0 of debt discount to interest expense, respectively.

NOTE 8 – OUTSTANDING DEBT (CONTINUED)

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The note is currently in default. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note. The Company recorded approximately $159,000 in default penalty that was added to the note as of June 30, 2019.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and is amortizing such costs to interest expense over the term of the note. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $6,900 on the funding date and is amortizing such costs as interest expense over the term of the note. The Company recorded approximately $109,000 in default penalty that was added to the note as of June 30, 2019.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $77,000.00 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of subject 12% per annum (24% upon an event of default). The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability and the Company recorded approximately $74,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note Regarding the Note, the Company paid Auctus $10,750 for its expenses and legal fees. The Company recorded approximately $127,000 in default penalty that was added to the note as of June 30, 2019.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2”), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note4”) to EMA. The Company received proceeds of $79,395.00 in cash from EMA2. Interest accrues on the outstanding principal amount of the Note4 at the rate of 10% per annum (24% upon an event of default). The Note4 is due and payable on October 11, 2018. The Note4 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $85,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. In connection with the EMA Note, the Company paid EMA2 $5,100 for its expenses and legal fees. The Company recorded approximately $81,000 in default penalty that was added to the note as of June 30, 2019.

NOTE 8 – OUTSTANDING DEBT (CONTINUED)

On October 24, 2017, the Company entered into a securities purchase agreement (“SPA5”) with Powerup Lending Group, LTD (“POWER”), upon the terms and subject to the conditions of SPA5, we issued a convertible promissory note in the principal amount of $108,000.00 (the “Note5”) to POWER. The Company received proceeds of $108,000 in cash from POWER. Interest accrues on the outstanding principal amount of the Note5 at the rate of 12% per annum (22% upon an event of default). The Note5 is due and payable on July 30, 2018. The Note5 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $108,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note5, the Company paid POWER $3,000 for its expenses and legal fees. The Company recorded approximately $590 in default penalty that was added to the note as of June 30, 2019.

On December 8, 2017, the Company entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN”), upon the terms and subject to the conditions of SPA6, we issued a convertible promissory note in the principal amount of $65,000.00 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrues on the outstanding principal amount of the Note6 at the rate of 8% per annum (15% upon an event of default). The Note6 is due and payable on December 8, 2018. The Note6 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above shall be reduced to 45%. The variable conversion term was a derivative liability and the Company recorded approximately $65,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. In connection with the Note6, the Company paid CROWN $2,500 for its expenses and legal fees. The Company recorded approximately $32,000 in default penalty that was added to the note as of June 30, 2019.

On December 21, 2017, the Company entered into a securities purchase agreement (“SPA7”) with Powerup Lending Group, LTD (“POWER2”), upon the terms and subject to the conditions of SPA7 we issued a convertible promissory note in the principal amount of $53,000 (the “Note7”) to POWER2. The Company received proceeds of $50,000 in cash from POWER2. Interest accrues on the outstanding principal amount of the Note7 at the rate of 12% per annum (22% upon an event of default). The Note7 is due and payable on September 30, 2018. The Note7 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note7, the Company paid POWER2 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of June 30, 2019.

On April 16, 2018, the Company entered into a securities purchase agreement (“SPA8”) with Powerup Lending Group, LTD (“POWER3”), upon the terms and subject to the conditions of SPA8 we issued a convertible promissory note in the principal amount of $53,000.00 (the “Note8”) to POWER3. The Company received proceeds of $50,000 in cash from POWER3. Interest accrues on the outstanding principal amount of the Note8 at the rate of 12% per annum (22% upon an event of default. The Note8 is due and payable on January 30, 2019. The Note8 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. In connection with the Note8, the Company paid POWER3 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of June 30, 2019.

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

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company has classified all conversion features as derivative liabilities as of June 30, 2019, and has estimated the fair value of these embedded conversion features using a binomial options pricing model with the following assumptions:

For the Six Months ended June 30, 2019

Annual Dividend yield	0%
Expected life (years)	0.75
Risk-free interest rate	2.12%
Expected volatility	215%

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the six months ended June 30, 2019:

Balance December 31, 2018	$2,356,887
Change in fair value	1,342,529
Balance as of June 30, 2019	$3,699,416

NOTE 10 - STOCKHOLDER’S DEFICIT

The Company is authorized to issue 888,888,888 shares of common stock and 20,000,000 of preferred stock.

During the six months ended June 30, 2019, the Company received an aggregate of $90,850 from the issuance of 197,250,000 shares of its common stock.

During the six months ended June 30, 2019, the Company received an aggregate of $28,900 as common stock payable. 67,000,000 shares were issued July 1, 2019 upon the receipt of an additional $4,600.

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

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company issued 216,500,000 shares of common stock for a total of $120,650 in cash.

On July 29, 2019, Power Up Lending Group converted $1,180 in principal and $6,480 in accrued interest of its October 21, 2017 debt into 2,070,270 shares of common stock. The total of $7,660 will be applied against the $160,180 plus interest.

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

As of June 30, 2019, The Company has not posted operating income since inception. It has an accumulated deficit of approximately ($58,800,000) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $58.8 million as of June 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended June 30, 2019 and 2018

The Company generated revenues during the three months ended June 30, 2019 of $1,058,818 as compared to $4,120 in revenues posted for the three months ended June 30, 2018. The increase in revenues is due to Mom’s Silver Shop, which was acquired in October 2018.

For the three months ended June 30, 2019 and 2018, cost of sales were $1,015,491 and $2,471, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees decreased to $171,700 from $204,249 for the three months ended June 30, 2019 and 2018, respectively, of which $174,057 was due to decreased legal fees, offset by $106,701 in increased consultant fees and $34,919 in increased auditor fees. Compensation increased to $7,524 from $0 for the three months ended June 30, 2019 and 2018, respectively. Other operating expenses decreased to $19,772 from $20,218 for the three months ended June 30, 2019 and 2018, respectively.

Interest expense decreased to $62,018 for the three months ended June 30, 2019 from $793,765 for the three months ended June 30, 2018, primarily due to $659,539 loan default interest expense in 2018. Fair value of derivative liability decreased by $5,378,969 for the three months ended June 30, 2019 from an increase by $2,123,803 for the three months ended June 30, 2018.

The unrealized gain on investments in precious metals of $14,515 during the three months ended June 30, 2019, is related to the increase in the market value of the underlying assets held as of June 30, 2019.

During the three months ended June 30, 2019, the Company posted a net profit of $5,175,797 as compared to a net loss of $3,145,289 for the three months ended June 30, 2018. Such increase in net income from a net loss is primarily related to decreases in fair value of derivative liability and interest expense.

Discussion of the Six Months ended June 30, 2019 and 2018

The Company generated revenues during the six months ended June 30, 2019 of $1,926,256 as compared to $11,263 in revenues posted for the six months ended June 30, 2018. The increase in revenues is due to Mom’s Silver Shop, which was acquired in October 2018.

For the six months ended June 30, 2019 and 2018, cost of sales were $1,829,404 and $6,757, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees increased to $618,788 from $249,651 for the six months ended June 30, 2019 and 2018, respectively, of which $539,451 was due to increased consultant fees offset by $163,922 less legal fees.. Compensation increased to $4,045,394 from $18,400 for the six months ended June 30, 2019 and 2018, respectively, of which $4,025,650 was for the fair value of shares purchased by the CEO below market prices. Other operating expenses increased to $51,808 from $42,687 for the six months ended June 30, 2019 and 2018, respectively.

Interest expense decreased to $139,114 for the six months ended June 30, 2019 from $1,030,798 for the six months ended June 30, 2018, primarily due to $659,539 loan default interest expense in 2018 and $289,530 more debt discount amortization in 2018. Fair value of derivative liability increased by $1,342,529 for the six months ended June 30, 2019 compared to a $2,038,058 increase for the six months ended June 30, 2018.

During the six months ended June 30, 2019, the Company posted a net loss of $6,089,403 as compared to a net loss of $3,391,973 for the six months ended June 30, 2018. Such increase is primarily related to increases in fair value of stock issued to our CEO, amortization of stock issued for services, and an increase in the fair value of derivative liability, offset by less interest expense.

The unrealized gain on investments in precious metals of $12,178 during the six months ended June 30, 2019, is related to the increase in the market value of the underlying assets held as of June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2019, the Company had $19,661 in cash and $468,233 in inventory of precious metals and coins compared to $84,439 in cash and $379,781 in inventory at December 31, 2018.

Net cash used in operating activities totaled approximately $130,902 during the six months ended June 30, 2019 as compared to approximately $305,181 the six months ended June 30, 2018. Consolidated net loss was approximately $6,089,403 for the six months ended June 30, 2019 as compared to consolidated net loss of approximately $3,391,973 for the six months ended June 30, 2018. Explanation of the difference between these six months of 2019 and 2018 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net loss for the six months ended June 30, 2019 and 2018, respectively, consist primarily of change in fair value of derivative liability, unrealized loss on investment in precious metals, depreciation, penalty expense for notes payable default provisions, amortization of debt discount and issuance costs, estimated fair value of common stock issued for cash, and common stock issued for services.

Change in fair value of derivative liability were approximately $1,342,529 and $2,038,057, respectively, for the six months ended June 20, 2019 and 2018. Unrealized (gains) losses on investment in precious metals were approximately ($12,178) and $16,885, respectively, for the six months ended June 30, 2019 and 2018. Depreciation was approximately $2,848 and $2,960, respectively, for the six months ended June 30, 2019 and 2018. Penalty expenses for notes payable default provisions were approximately $0 and $703,539, respectively, for the six months ended June 30, 2019 and 2018. Amortization of debt discount and issuance costs was approximately $5,889 and $278,728, respectively, for the six months ended June 30, 2019 and 2018. Estimated fair value of common stock issued for cash was approximately $4,025,650 and $0, respectively, for the six months ended June 30, 2019 and 2018. Common stock issued for services was approximately $0 and $18,400, respectively, for the six months ended June 30, 2019 and 2018.

Changes in assets and liabilities for accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, and common stock payable totaled approximately $593,763 and $28,223 for the six months ended June 30, 2019 and 2018, respectively. The significant increase in 2019 was primarily due to $491,161 amortization in 2019 of prepaid services.

No cash was used in investing activities for the six months ended June 30, 2019 and 2018, respectively

Net cash provided by financing activities was approximately $66,124 and $250,000 for the six months ended June 30, 2019 and 2018, respectively. Proceeds of approximately $90,850 and $0 were received from the issuance of common stock for the six months ended June 30, 2019 and 2018, respectively. Proceeds of approximately $0 and $200,000 were received from notes payable related party for the six months ended June 30, 2019 and 2018. Proceeds of approximately $0 and $50,000 were received from convertible notes payable for the six months ended June 30, 2019 and 2018, respectively. Payments of approximately $24,726 and $0 were made on notes payable related party for the six months ended June 30, 2019 and 2018, respectively.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

On June 20, 2019, Power Up Lending Group filed a motion with the Supreme Court of the State of New York, County of Nassau, accepting judgement of $160,180 plus interest on the three notes with the Company. The Company believes that the interest will be that applicable to each note. In addition, Power Up Lending Group included in the motion that the Company establish a reserve of 63,317,183,000 of common shares. The Company believes that Power Up Lending Group is entitled to either $160,180 plus interest or to common shares, but not both. The Company currently has only 888,888,888 authorized common shares and is seeking legal advice on the variance between authorized shares and reserve requested.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, we issued the following unregistered securities:

We issued an aggregate of 197,250,000 shares of our common stock to our CEO in exchange for $90,850 in cash that are restricted and unregistered.

We issued an aggregate of 2,250,000 shares of our common stock to non-affiliates in exchange for $11,500 in cash that are restricted and unregistered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the six months covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

SUNSTOCK, INC.

Dated: September 16, 2019	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

