Form 10-K/A
period 2018-12-31
Sunstock, Inc.
filed 2019-10-09
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference: This Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 2018 is being filed to provide the signature of the other board member of Sunstock, Inc.

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

SUNSTOCK, INC.

Dated: October 8, 2019	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer and Chairman (Principal Executive and Financial Officer)

Dated: October 8, 2019	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member DD

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

