Form 10-Q/A
period 2019-03-31
Sunstock, Inc.
filed 2019-10-09
CIK 1559157

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

Documents incorporated by reference: This Amendment No. 1 on Form 10-Q/A to Form 10-Q for the three months ended March 31, 2019 is being filed to provide the signature of the other board member of Sunstock, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	4

Unaudited Condensed and Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018	5

Unaudited Condensed and Consolidated Statements of Changes in Stockholders’ Deficit	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 20

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$47,672	$84,439
Accounts receivable	-	788
Inventory – metals and coins	417,445	379,781
Prepaid expenses	195,617	575,750

Total current assets	660,734	1,040,758

Property and equipment net	14,315	15,919
Right of use lease asset	57,150	-

Total assets	$732,199	$1,056,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$428,816	$365,905
Operating lease liability – current	9,482	-
Loans payable – related parties	190,250	201,976
Convertible notes payable	1,043,205	1,037,316
Derivative liability - conversion feature	9,078,385	2,356,887

Total current liabilities	10,750,138	3,962,084

Operating lease liability – non-current	47,668	-

Total liabilities	10,797,806	3,962,084

Commitments and contingencies
Stockholders’ deficit
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 8,000,000,000 shares authorized; 577,117,449 and 382,117,449 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	57,712	38,212
Additional paid - in capital	53,902,150	49,816,650
Accumulated deficit	(64,025,469)	(52,760,269)

Total stockholders’ deficit	(10,065,607)	(2,905,407)
Total liabilities and stockholders’ deficit	$732,199	$1,056,677

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

PRECIOUS METALS AND COINS HELD FOR INVESTMENT - SUNSTOCK

Inventories also include approximately $356,497 of bullion and bullion coins and are acquired and initially recorded at fair market value. Currently, the Company anticipates holding its precious metals as a long-term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50 per ounce. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500 per ounce. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized loss on investments on precious metals of $2,337 and $11,982 for the three months ended March 31, 2019 and 2018, respectively.

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

