Form 10-Q
period 2019-09-30
Sunstock, Inc.
filed 2019-11-01
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, par value $0.0001	1,070,447,243

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	4

Unaudited Condensed and Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	5

Unaudited Condensed and Consolidated Statements of Changes in Stockholders’ Deficit as of September 30, 2019 and 2018	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 21

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$25,200	$84,439
Accounts receivable	-	788
Inventory – coins	126,456	20,947
Inventory – precious metals	401,090	358,834
Prepaid expenses	27,022	575,750

Total current assets	579,768	1,040,758

Property and equipment net	11,179	15,919
Right of use lease asset	52,184	-

Total assets	$643,131	$1,056,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$596,460	$365,905
Operating lease liability – current	10,305	-
Loans payable – related parties	169,250	201,976
Convertible notes payable, net of discount	1,041,435	1,037,316
Derivative liability - conversion feature	8,723,802	2,356,887
Total current liabilities	10,541,252	3,962,084
Operating lease liability – non-current	41,879	-
Total liabilities	10,583,131	3,962,084

Commitments and contingencies
Stockholders’ deficit
Preferred stock; $0.0001 par value, 200,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 1,388,888,888 shares authorized; 797,937,719 and 382,117,449 shares issued and issuable and outstanding as of September 30, 2019 and December 31, 2018, respectively	79,794	38,212
Additional paid - in capital	55,767,378	49,816,650
Accumulated deficit	(65,787,172)	(52,760,269)

Total stockholders’ deficit	(9,940,000)	(2,905,407)
Total liabilities and stockholders’ deficit	$643,131	$1,056,677

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenues	$2,003,302	$1,623	$3,929,558	$12,886
Cost of revenue	1,930,070	974	3,759,474	7,731
Gross profit	73,232	649	170,084	5,155

Operating expenses
Professional fees	153,453	213,666	772,241	463,317
Compensation	1,751,220	99,877	5,796,614	118,277
Other operating expenses	25,154	12,347	76,962	55,034
Total operating expenses	1,929,827	325,890	6,645,817	636,628

Loss from operations	(1,856,595)	(325,241)	(6,475,733)	(631,473)

Other income (expense)
Unrealized gain (loss) on investments in precious metals	30,078	(35,188)	42,256	(52,073)
Interest expense	(59,957)	(4,048,053)	(199,071)	(5,078,851)
Other Expense	(26,640)	-	(26,640)	-
Changes in fair value of derivative liability	(5,024,386)	(14,471,995)	(6,366,915)	(16,510,053)
Total other income (expense), net	(5,080,905)	(18,555,236)	(6,550,370)	(21,640,977)

Loss before provision for income taxes	(6,937,500)	(18,880,477)	(13,026,103)	(22,272,450)

Provision for income taxes	-	-	800	-

Net loss	$(6,937,500)	$(18,880,477)	$(13,026,903)	$(22,272,450)

Loss per share - basic and diluted	$(0.01)	$(0.22)	$(0.02)	$(0.33)

Weighted average number of common shares outstanding – basic and diluted	724,997,090	84,763,101	600,637,328	67,236,841

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

		Common	Additional Paid-	Accumulated
	Shares	Stock	In Capital	Deficit	Total
Balance at December 31, 2017	47,853,638	$4,785	$42,543,835	$(43,322,804)	$(774,184)

Issuance of common stock for convertible notes	3,650,000	365	47,673	-	48,038
Net loss	-	-	-	(246,684)	(246,684)
Balance at March 31, 2018 (unaudited)	51,503,638	5,150	42,591,508	(43,569,488)	(972,830)
Issuance of common stock for convertible notes	31,753,811	3,175	139,988	-	143,163
Net loss	-	-	-	(3,145,289)	(3,145,289)
Balance at June 30, 2018 (unaudited)	83,257,449	8,325	42,731,496	(46,714,777)	(3,974,956)
Issuance of common stock for cash	9,210,000	922	43,086	-	44,008
Estimated fair value of common stock issued for cash	-	-	99,878	-	99,878
Net loss	-	-	-	(18,880,477)	(18,880,477)
Balance at September 30, 2018 (unaudited)	92,467,449	9,247	42,874,460	(65,595,254)	(22,711,547)

Balance at December 31, 2018	382,117,449	$38,212	$49,816,650	$(52,760,269)	$(2,905,407)
Issuance of common stock for cash	195,000,000	19,500	59,850	-	79,350
Estimated fair value of common stock issued for cash	-	-	4,025,650	-	4,025,650
Net loss				(11,265,200)	(11,265,200)
Balance at March 31, 2019 (unaudited)	577,117,449	57,712	53,902,150	(64,025,469)	(10,065,607)
Issuance of common stock for cash	2,250,000	225	11,275	-	11,500
Net income	-	-	-	5,175,797	5,175,797
Balance at June 30, 2019 (unaudited)	579,367,449	57,937	53,913,425	(58,849,672)	(4,878,310)
Issuance of common stock for cash	216,500,000	21,650	99,000	-	120,650
Estimated fair value of common stock issued for cash	-	-	1,747,500		1,747,500
Issuance of common stock for convertible notes	2,070,270	207	7,453		7,660
Net loss	-	-	-	(6,937,500)	(6,937,500)
Balance at September 30, 2019 (unaudited)	797,937,719	$79,794	$55,767,378	$(65,787,172)	$(9,940,000)

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(13,026,903)	$(22,272,450)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	6,366,915	16,510,053
Unrealized loss/(gain) on investment in precious metals	(42,256)	52,073
Depreciation	4,590	3,995
Amortization of debt discount and issuance costs, net	5,889	390,338
Estimated fair value of shares issued for cash	5,773,150	-
Increase (decrease) in notes payable due to default penalties	(590)	4,416,470
Common stock issued for services including amortization of prepaid consulting	-	118,278
Changes in operating assets and liabilities
Accounts receivable	788	-
Inventory - products	-	(4,190)
Inventory - coins	(105,509)	-
Prepaid expenses & services	548,878	9,373
Accounts payable and accrued expenses	237,035	409,245
Net cash used in operating activities	(238,013)	(366,815)
INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	53,000
Proceeds from issuance of common stock	211,500	44,008
Proceeds from notes payable related parties	-	219,000
Payments on notes payable related parties	(32,726)	-
Net cash provided by financing activities	178,774	316,008

Net change in cash	(59,239)	(50,807)
Cash, beginning of period	84,439	59,167
Cash, end of period	$25,200	$8,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Conversion of notes payable and accrued interest to common stock	$7,660	$191,201

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include realizability and valuation of inventories, valuation of derivatives, and value of stock-based transactions.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2019 and December 31, 2018.

INVENTORIES

COLLECTIBLE COINS – MOM’S SILVER SHOP

The Company acquired Mom’s Silver Shop in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $126,456 at September 30, 2019 compared to $20,947 at December 31, 2018.

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

PRECIOUS METALS AND COINS HELD FOR INVESTMENT - SUNSTOCK

Inventories at September 30, 2019 also include approximately $401,090 of bullion and bullion coins and approximately $358,834 at December 31, 2018 and are acquired and initially recorded at fair market value. Currently, the Company anticipates holding its precious metals as a long-term investment. Depending on market conditions, the Company anticipates holding its silver holdings until the market price exceeds $50 per ounce. Likewise, the Company does not plan to sell its gold holdings unless the market price exceeds $2,500 per ounce. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain on investments in precious metals of $42,256 for the nine months ended September 30, 2019 and an unrealized loss on investments in precious metals of $52,073 for the nine months ended September 30, 2018.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the nine months ended September 30, 2019 and the year ended December 31, 2018. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, there were no potentially dilutive shares that were included in the diluted loss per share as their effect would have been antidilutive for the years then ended.

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

At September 30, 2019 and December 31, 2018, the Company’s financial instruments include cash, accounts receivable and accounts payable. The carrying amount of cash and accounts payable approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $65,800,000 as of September 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The primary impact to the financial position upon adoption was the recognition, on a discounted basis, of the minimum commitments on the balance sheet under our noncancelable operating lease resulting in the recording of a right of use asset and lease obligation.

The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on January 1, 2019:

	January 1, 2019 (unaudited)
	pre-adoption	adoption impact	post-adoption
Assets
Right of use lease asset	$-	$59,777	$59,777
Total assets	$-	$59,777	$59,777

Liabilities and Stockholders’ Equity
Operating lease liability - current	$-	$9,088	$9,088
Operating lease liability - non-current	-	50,689	50,689
Total liabilities and stockholders’ equity	$-	$59,777	$59,777

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30, 2019	December 31, 2018
Furniture and equipment	$58,460	$58,610
Less – accumulated depreciation	(47,281)	(42,691)
	$11,179	$15,919

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $4,590 and $3,995, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2019	December 31, 2018
Accrued interest payable	$385,617	$198,820
Accrued consultant fees	130,000	139,616
Accrued audit fees	48,975	22,365
Accrued settlement fees	26,640	-
Other accrued expenses	5,228	5,104
	$596,460	$365,905

NOTE 6 - RELATED PARTY BALANCES

During the year ended December 31, 2018, the Company was provided loans totaling $219,000 by the Company’s CEO. The loans bear interest at 6% per annum. During the year ended December 31, 2018, $49,750 of the loans were converted into 33,300,000 shares of the Company’s common stock, which resulted in a loss from settlement of debt of $840,058. In connection with the acquisition of Mom’s Silver Shop, the Company incurred a $33,000 note payable to the former owner of Mom’s Silver Shop, of which $0 is still outstanding at September 30, 2019.

During the nine months ended September 30, 2019, Jason Chang, the Company’s Chief Executive Officer and director, purchased 302,000,000 shares of the Company’s common stock for an aggregate of approximately $172,850 in cash and the Company recorded an additional $4,798,150 as stock based compensation based on the closing prices on the grant dates. During the nine months ended September 30, 2019, the parents of Jason Chang purchased 90,000,000 shares of the Company’s common stock for an aggregate of approximately $25,000 in cash and the Company recorded an additional $975,000 as stock based compensation based on the closing prices on the grant dates.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of September 30, 2019, the maturities of our operating lease were as follows for the periods ended September 30:

Remaining Lease Payments
2020	$12,097
2021	16,493
2022	16,988
2023	17,497
2024	4,407
Total remaining lease payments	67,482
Less: imputed interest	(15,298)
Total operating lease liabilities	52,184
Less: current portion	(10,305)
Long term operating lease liabilities	$41,879

Weighted average remaining lease term	48 months
Weighted average discount rate	12%

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

LITIGATION (CONTINUED)

On July 10, 2018, the attorney for Crown Bridge Partners, LLC (“Crown Bridge”), sent a letter to Sunstock stating that Sunstock was in default on the December 8, 2017 note payable to Crown Bridge. The letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Crown Bridge to go forward. The letter requested that Sunstock immediately contact Crown Bridge to demonstrate compliance with the note. On August 15, 2018, the attorney for Crown Bridge sent another letter to Sunstock stating that Sunstock owed Crown Bridge $221,470, and that if Sunstock did not respond by August 21, 2018 in regards to payment, then a lawsuit would be filed. In August 2019, the United States District Court Southern District of New York entered a default judgement totaling $141,776 in favor of Crown Bridge Partners against the Company.

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

On June 20, 2019, Power Up Lending Group filed a motion with the Supreme Court of the State of New York, County of Nassau, accepting judgement of $160,180 plus interest on the three notes with the Company. The Company believes that the interest will be that applicable to each note. In addition, Power Up Lending Group included in the motion that the Company establish a reserve of 63,317,183,000 of common shares. The Company believes that Power Up Lending Group is entitled to either $160,180 plus interest or to common shares, but not both. The Company currently has only 1,388,888,888 authorized common shares and is seeking legal advice on the variance between authorized shares and reserve requested.

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

NOTE 8 - OUTSTANDING DEBT

Convertible notes are as follows as of September 30, 2019:

	Original principal	Converted to shares	Default penalty	Outstanding balance September 30, 2019 (1) (2)	Interest rate	Accrued interest	Maturity (2)
Auctus, May 24, 2017	$112,250	$(31,681)	$158,982	$239,551	12%	$105,416	18-Feb-18

EMA, June 5, 2017	115,000	(58,030)	109,472	166,442	10%	51,083	5-Jun-18

Auctus, October 11, 2017	85,000		127,500	212,500	12%	100,547	11-Oct-18

EMA, October 11, 2017	85,000		81,442	166,442	12%	51,083	11-Oct-18

Crown Bridge, December 8, 2017	65,000		32,500	97,500	8%	17,636	8-Dec-18

Power Up, December 21, 2017	53,000		26,500	79,500	12%	22,604	21-Dec-18

Power Up, April 16, 2018	53,000		26,500	79,500	12%	20,548	30-Sep-18

	$568,250	$(89,711)	$562,896	$1,041,435		$368,917

(1)	Included in this amount are estimated aggregate penalties of approximately $562,896 resulting from various events of default. The related penalties are estimates and the actual amounts to be paid could be significantly different. See discussions in NOTE 7.

(2)	All notes are currently in default and due on demand and the Company is currently in litigation with all noteholders.

During the nine months ended September 30, 2019 and 2018, the Company recorded an aggregate of approximately $5,889 and $0 of debt discount to interest expense, respectively.

NOTE 8 – OUTSTANDING DEBT (CONTINUED)

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The note is currently in default. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note. The Company recorded approximately $159,000 in default penalty that was added to the note as of September 30, 2019.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and is amortizing such costs to interest expense over the term of the note. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $6,900 on the funding date and is amortizing such costs as interest expense over the term of the note. The Company recorded approximately $109,000 in default penalty that was added to the note as of September 30, 2019.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $77,000.00 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of subject 12% per annum (24% upon an event of default). The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability and the Company recorded approximately $74,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note Regarding the Note, the Company paid Auctus $10,750 for its expenses and legal fees. The Company recorded approximately $127,000 in default penalty that was added to the note as of September 30, 2019.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2”), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note4”) to EMA. The Company received proceeds of $79,395.00 in cash from EMA2. Interest accrues on the outstanding principal amount of the Note4 at the rate of 10% per annum (24% upon an event of default). The Note4 is due and payable on October 11, 2018. The Note4 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $85,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. In connection with the EMA Note, the Company paid EMA2 $5,100 for its expenses and legal fees. The Company recorded approximately $81,000 in default penalty that was added to the note as of September 30, 2019.

NOTE 8 – OUTSTANDING DEBT (CONTINUED)

On October 24, 2017, the Company entered into a securities purchase agreement (“SPA5”) with Powerup Lending Group, LTD (“POWER”), upon the terms and subject to the conditions of SPA5, we issued a convertible promissory note in the principal amount of $108,000.00 (the “Note5”) to POWER. The Company received proceeds of $108,000 in cash from POWER. Interest accrues on the outstanding principal amount of the Note5 at the rate of 12% per annum (22% upon an event of default). The Note5 is due and payable on July 30, 2018. The Note5 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $108,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note5, the Company paid POWER $3,000 for its expenses and legal fees. The Company recorded approximately $590 in default penalty that was added to the note as of September 30, 2019. The default penalty was reversed as of September 30, 2019, as the entire principal and related accrued interest were converted to common shares as of September 30, 2019.

On December 8, 2017, the Company entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN”), upon the terms and subject to the conditions of SPA6, we issued a convertible promissory note in the principal amount of $65,000.00 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrues on the outstanding principal amount of the Note6 at the rate of 8% per annum (15% upon an event of default). The Note6 is due and payable on December 8, 2018. The Note6 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above shall be reduced to 45%. The variable conversion term was a derivative liability and the Company recorded approximately $65,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. In connection with the Note6, the Company paid CROWN $2,500 for its expenses and legal fees. The Company recorded approximately $32,000 in default penalty that was added to the note as of September 30, 2019.

On December 21, 2017, the Company entered into a securities purchase agreement (“SPA7”) with Powerup Lending Group, LTD (“POWER2”), upon the terms and subject to the conditions of SPA7 we issued a convertible promissory note in the principal amount of $53,000 (the “Note7”) to POWER2. The Company received proceeds of $50,000 in cash from POWER2. Interest accrues on the outstanding principal amount of the Note7 at the rate of 12% per annum (22% upon an event of default). The Note7 is due and payable on September 30, 2018. The Note7 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest three sale prices for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 61% figure mentioned above shall be reduced to 39%. In connection with the Note7, the Company paid POWER2 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of September 30, 2019.

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

NOTE 8 – OUTSTANDING DEBT (CONTINUED)

In connection with the Note, the Company paid POWER3 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of September 30, 2019.

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

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company has classified all conversion features as derivative liabilities as of September 30, 2019, and has estimated the fair value of these embedded conversion features using a binomial options pricing model with the following assumptions:

For the Nine Months ended September 30, 2019

Annual Dividend yield	0%
Expected life (years)	0.75
Risk-free interest rate	1.79%
Expected volatility	187%

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the nine months ended September 30, 2019:

Balance December 31, 2018	$2,356,887
Change in fair value	6,366,915
Balance as of September 30, 2019	$8,723,802

NOTE 10 - STOCKHOLDER’S DEFICIT

The Company is authorized to issue 1,388,888,888 shares of common stock and 200,000,000 of preferred stock.

During the nine months ended September 30, 2019, the Company received an aggregate of $211,500 from the issuance of 413,750,000 shares of its common stock. The Company also recognized $5,773,150 in stock compensation for stock issued to related parties below market value.

During the nine months ended September 30, 2019, the Company converted $1,180 in note payable and $6,480 in related accrued interest into 2,070,270 shares of its common stock.

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

NOTE 11 - SUBSEQUENT EVENTS

On October 1, 2019, Power Up Lending Group converted $7,500 in principal of its December 2017 note into 4,166,667 shares of common stock.

On October 1, 2019, 186,200,000 shares of common stock were issued to employees and consultants in regards to the Company’s Employees, Officers, Directors, and Consultants Stock Plan for the Year 2019.

On October 1, 2109, 50,000,000 shares of common stock were issued to the Company’s CEO for $50,000.

On October 1, 2019, 25,000,000 shares of common stock were issued to a consultant for services.

On October 16, 2019, Power Up Lending Group converted $15,000 in principal of its December 2017 note into 7,142,857 shares of common stock.

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

As of September 30, 2019, The Company has not posted operating income since inception. It has an accumulated deficit of approximately $65,800,000 since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $65.8 million as of September 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended September 30, 2019 and 2018

The Company generated revenues during the three months ended September 30, 2019 of $2,003,302 as compared to $1,623 in revenues posted for the three months ended September 30, 2018. The increase in revenues is due to Mom’s Silver Shop, which was acquired in October 2018.

For the three months ended September 30, 2019 and 2018, cost of sales were $1,930,070 and $974, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees decreased to $153,453 from $213,666 for the three months ended September 30, 2019 and 2018, respectively, of which $199,460 was due to decreased legal fees, offset by $70,986 in increased auditor fees $65,451 in increased consultant fees and $2,810 in other fees. Compensation increased to $1,751,220 from $99,877 for the three months ended September 30, 2019 and 2018, respectively, primarily due to $1,747,500 for the fair value of common stock sold to the CEO and his parents below market value. Other operating expenses increased to $25,154 from $12,347 for the three months ended September 30, 2019 and 2018, respectively.

Interest expense decreased to $59,957 for the three months ended September 30, 2019 from $4,048,053 for the three months ended September 30, 2018, primarily due to $3,359,080 loan default interest expense in 2018. Other expense increased to $26,640 for the three months ended September 30, 2019 from $0 for the three months ended September 30, 2018 due to a court judgement above the amount previously recorded in regards to a note payable. Fair value of derivative liability increased $5,024,386 for the three months ended September 30, 2019 compared to an increase of $14,471,995 for the three months ended September 30, 2018.

The unrealized gain on investments in precious metals of $30,078 during the three months ended September 30, 2019, is related to the increase in the market value of the underlying assets held as of September 30, 2019.

During the three months ended September 30, 2019, the Company posted a net loss of $6,937,500 as compared to a net loss of $18,880,477 for the three months ended September 30, 2018. Such decrease in net loss is primarily related to decreases in fair value of derivative liability and interest expense offset by an increase in compensation expense.

Discussion of the Nine Months ended September 30, 2019 and 2018

The Company generated revenues during the nine months ended September 30, 2019 of $3,929,558 as compared to $12,886 in revenues posted for the nine months ended September 30, 2018. The increase in revenues is due to Mom’s Silver Shop, which was acquired in October 2018.

For the nine months ended September 30, 2019 and 2018, cost of sales were $3,759,474 and $7,731, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees increased to $772,241 from $463,317 for the nine months ended September 30, 2019 and 2018, respectively, of which $573,402 was due to increased consultant fees and $98,036 was due to increased auditor fees, offset by $363,382 less legal fees. Compensation increased to $5,796,614 from $118,277 for the nine months ended September 30, 2019 and 2018, respectively, of which $5,773,150 was for the fair value of shares purchased by the CEO and his parents below market prices. Other operating expenses increased to $76,962 from $55,034 for the nine months ended September 30, 2019 and 2018, respectively.

Interest expense decreased to $199,071 for the nine months ended September 30, 2019 from $5,078,851 for the nine months ended September 30, 2018, primarily due to $4,019,209 higher loan default expense, $476,615 higher interest expense, $360,157 higher debt discount amortization, and $24,292 higher debt issuance cost amortization in 2018. Other expense increased to $26,640 for the three months ended September 30, 2019 from $0 for the three months ended September 30, 2018 due to a court judgement above the amount previously recorded in regards to a note payable. Fair value of derivative liability increased by $6,366,915 for the nine months ended September 30, 2019 compared to a $16,510,053 increase for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, the Company posted a net loss of $13,026,903 as compared to a net loss of $22,272,450 for the nine months ended September 30, 2018. Such decrease in net loss is primarily related to decreases in fair value of derivative liability and interest expense offset by an increase in compensation expense.

The unrealized gain on investments in precious metals of $42,256 during the nine months ended September 30, 2019, is related to the increase in the market value of the underlying assets held as of September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2019, the Company had $25,200 in cash and $527,546 in inventory of precious metals and coins compared to $84,439 in cash and $379,781 in inventory at December 31, 2018.

Net cash used in operating activities totaled approximately $238,013 during the nine months ended September 30, 2019 as compared to approximately $366,815 the nine months ended September 30, 2018. Consolidated net loss was approximately $13,026,903 for the nine months ended September 30, 2019 as compared to consolidated net loss of approximately $22,272,450 for the nine months ended September 30, 2018. Explanation of the difference between these nine months of 2019 and 2018 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net loss for the nine months ended September 30, 2019 and 2018, respectively, consist primarily of change in fair value of derivative liability, unrealized loss on investment in precious metals, depreciation, penalty expense for notes payable default provisions, amortization of debt discount and issuance costs, estimated fair value of common stock issued for cash, and common stock issued for services.

Change in fair value of derivative liability were approximately $6,366,915 and $16,510,053, respectively, for the nine months ended September 20, 2019 and 2018. Unrealized (gains) losses on investment in precious metals were approximately ($42,256) and $52,073, respectively, for the nine months ended September 30, 2019 and 2018. Depreciation was approximately $4,590 and $3,995, respectively, for the nine months ended September 30, 2019 and 2018. Penalty expenses for notes payable default provisions were approximately ($590) and $4,416,470, respectively, for the nine months ended September 30, 2019 and 2018. Amortization of debt discount and issuance costs was approximately $5,889 and $390,338, respectively, for the nine months ended September 30, 2019 and 2018. Estimated fair value of common stock issued for cash was approximately $5,773,150 and $0, respectively, for the nine months ended September 30, 2019 and 2018. Common stock issued for services was approximately $0 and $118,278, respectively, for the nine months ended September 30, 2019 and 2018.

Changes in assets and liabilities for accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses totaled approximately $681,192 and $414,428 for the nine months ended September 30, 2019 and 2018, respectively. The significant increase in 2019 was primarily due to $560,335 amortization in 2019 of prepaid services.

No cash was used in investing activities for the nine months ended September 30, 2019 and 2018, respectively

Net cash provided by financing activities was approximately $178,774 and $316,008 for the nine months ended September 30, 2019 and 2018, respectively. Proceeds of approximately $211,500 and $44,008 were received from the issuance of common stock for the nine months ended September 30, 2019 and 2018, respectively. Proceeds of approximately $0 and $219,000 were received from notes payable related party for the nine months ended September 30, 2019 and 2018. Proceeds of approximately $0 and $53,000 were received from convertible notes payable for the nine months ended September 30, 2019 and 2018, respectively. Payments of approximately $32,726 and $0 were made on notes payable related party for the nine months ended September 30, 2019 and 2018, respectively.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

On July 10, 2018, the attorney for Crown Bridge Partners, LLC (“Crown Bridge”), sent a letter to Sunstock stating that Sunstock was in default on the December 8, 2017 note payable to Crown Bridge. The letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Crown Bridge to go forward. The letter requested that Sunstock immediately contact Crown Bridge to demonstrate compliance with the note. On August 15, 2018, the attorney for Crown Bridge sent another letter to Sunstock stating that Sunstock owed Crown Bridge $221,470, and that if Sunstock did not respond by August 21, 2018 in regards to payment, then a lawsuit would be filed. In August 2019, the United States District Court Southern District of New York entered a default judgement totaling $141,776 in favor of Crown Bridge Partners against the Company.

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

On October 1, 2019, Power Up Lending Group converted $7,500 of principal of its December 2017 note to 4,166,667 common shares, leaving a principal balance of $45,500.

On October 16, 2019, Power Up Lending Group converted $15,000 in principal of its December 2017 note into 7,142,857 shares of common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, we issued the following unregistered securities:

We issued an aggregate of 392,000,000 shares of our common stock to our CEO and his parents in exchange for $197,850 in cash that are restricted and unregistered.

We issued an aggregate of 21,750,000 shares of our common stock to non-affiliates in exchange for $13,650 in cash that are restricted and unregistered.

We issued an aggregate of 2,070,270 shares of our common stock in exchange for $1,180 in principal and $6,480 in accrued interest on a note payable that are unrestricted and registered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the nine months covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

SUNSTOCK, INC.

Dated: November 1, 2019	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

Dated: November 1, 2019	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

