Form 10-K
period 2019-12-31
Sunstock, Inc.
filed 2020-04-27
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________ to ____________

Commission file number 000-54830

SUNSTOCK, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1856372 (I.R.S. Employer Identification No.)

111 Vista Creek Circle

Sacramento, California 95835

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 916-860-9622

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,175,629 as of June 30, 2019. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 24, 2020
Common Stock, par value $0.0001	2,319,677,703

Documents incorporated by reference: None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward-looking statements” within the meaning of federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “may,” “should,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

Item 1. Business

Summary

Sunstock, Inc. (“Sunstock” or “the Company”) was incorporated on July 23, 2012, as Sandgate Acquisition Corporation, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In July 2013, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sandgate Acquisition Corporation to Sunstock, Inc. On July 18, 2013, Jason Chang and Dr. Ramnik S Clair were named as directors of the Company.

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

On October 22, 2018, the Company acquired all assets and liabilities of Mom’s Silver Shop, Inc. (the “Retail Store”) of Sacramento, California. Included in the assets acquired was approximately $60,000 in precious metals inventory and approximately $13,000 in net fixtures. Also included were any licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase was by $20,056 cash, $33,000 unsecured note payable with principle payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations. The Retail Store specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area.

The Company’s business plan includes the buying, selling and distribution of precious metals, primarily gold. The Company pursues a “ground to coin” strategy, whereby it acquires mining assets as well as rights to purchase mining production and sells these metals primarily through retail channels including their own branded coins. The company emphasizes investment in enduring assets that we believe may provide ‘resource to retail’ conversion upside. Our goal is to provide our shareholders with an exceptional opportunity to capture value in the precious metals sector without incurring many of the costs and risks associated with actual mining operations.

The Company’s independent registered public accounting firm has issued a report stating there is substantial doubt about the Company’s ability to continue as a going concern.

The Business: Precious Metals and Coins - Sunstock

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

Investors typically look to precious metals as a safe and reliable store of value and as a way to protect their assets from the influence of inflation, devaluation, and potential bond and equity market crashes. They act as safe haven investments, particularly in times of elevated political and economic uncertainty. The flow of investment capital into commodity-related sectors has increased more than tenfold over the past decade. Stable precious metal prices compared to increasing stock market volatility have elevated investments in precious metals to a standalone asset class, forming part of almost all diversified asset portfolios.

At the present time, the Company does not anticipate or foresee a material effect on this line of its business from existing or probable governmental regulations except as follows. The recent COVID-19 pandemic has resulted in many governments around the world enacting various social distancing orders and directives, which have resulted in decreased foot traffic to many business, as well as accommodative fiscal and monetary measures that have been viewed as inflationary by some markets, which has resulted in increased demand for physical precious metals bullion and coins. This recent increased demand has occurred at the same time in supply constraints from mints and refiners as a result of the COVID-19 pandemic. As a result, premiums on precious metal bullion and coins available for immediate delivery have recently increased, affecting both our revenues and our ability to resupply our inventories of our precious metals. We expect price, demand and supply volatility to continue as a result of the COVID-19 pandemic and the actions governments are taking to address it.

Services and Products

The Company has established positions in precious metals. As of December 31, 2019, the Company held 17,050 ounces of silver and 62 ounces of gold. The Company increased its position in precious metals and added a position in rare coins with the acquisition of the Retail Store.

Competition

The Company’s Retail Store has a number of small coin shop competitors in the Sacramento, California area, as well as online precious metals dealer competitors such as monex.com and apmex.com.

Sales and Marketing Strategy

The Company’s goal is to achieve vertical integration within the precious metal industry. To achieve this goal, the Company is investigating the acquisition of mineral rights and assets to complement its already established precious metal business. We intend to first focus on projects that already own significant amounts of unrefined – but already mined – gold ore and other precious metals.

Revenues and Losses

The Company had limited revenues prior to the acquisition of the Retail Store, and has not realized any operating profits as of yet.

The Company recorded revenues of $6,148,441 (from the Retail Store) and $414,565 (including approximately $402,000 from the Retail Store) during the years ended December 31, 2019 and 2018, respectively.

The Company has not generated profits and has had net losses since inception. The Company had net losses of $10,125,066 and $9,437,465 for the years ended December 31, 2019 and, 2018, respectively.

Equipment Financing

The Company has a three-year lease on equipment for the Retail Store.

THE COMPANY

Employees

Currently, the Company has three employees and four consultants. The employees are at the Retail Store. Our employees are not represented by a labor union or by a collective bargaining agreement.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently uses the residence of the Company’s CEO for its corporate office at no charge.

The Company entered into a lease agreement in October 2018 for 1,088 square feet of retail shop space for the Retail Store. The lease requires combined monthly payments of base rent and triple net of $1,866 per month for sixty months.

Item 3. Legal Proceedings

On June 18, 2018, Power Up Lending Group, LTD. (“Power Up”), filed in the Supreme Court of the State of New York that the Company and Jason Chang (the Company’s President and CFO and board member) and Ramnik Clair (board member) materially breached the October 24, 2017, December 19, 2017, and April 16, 2018 notes payable to Power Up by, in June 2018, changing the Company’s transfer agent in violation of the Notes and Agreements, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Power Up to go forward. Power Up has requested judgment against the Company for $160,180 with default interest, judgment against the Company for reasonable legal fees and costs of litigation, three judgments against Jason Chang and Ramnik Clair for $160,180 and interest for each judgment, and a temporary restraining order and a preliminary and permanent injunction directing the Company, Jason Chang, and Ramnik Clair to take all steps necessary and proper to permit the conversion of debt into stock and to deliver the stock to Power Up. The October 24, 2017 note payable was extinguished upon final conversion to common stock in July 2019. The December 19, 2017 note payable was extinguished upon final conversion to common stock in November 2019. The April 16, 2018 note payable was extinguished upon final conversion to common stock and payment of $24,738 in 2020 per below.

On June 22, 2018, EMA Financial, LLC (“EMA”) sent a letter to the Company stating that the Company was in default on the June 5, 2017 note payable and the October 11, 2017 note payable to EMA. Among other defaults, the letter stated that the Company was in default due to refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock. The letter asked for at least $332,884.

On December 26, 2018, EMA filed a lawsuit in Federal Court for breach of contract.

On July 9, 2018, the attorney for Auctus Fund, LLC (“Auctus”) sent a letter to the Company stating that the Company was in default on the May 24, 2017 note payable and the October 11, 2017 note payable to Auctus. Among other defaults, the letter stated that the Company was in default due to changing the Company’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Auctus to go forward. The letters asked for at least $277,397 regarding the May 24, 2017 note payable and at least $299,247 regarding the October 11, 2017 note payable. On December 26, 2018, AUCTUS filed a lawsuit in Federal Court for breach of contract.

On July 10, 2018, the attorney for Crown Bridge Partners, LLC (“Crown Bridge”), sent a letter to the Company stating that the Company was in default on the December 8, 2017 note payable to Crown Bridge. The letter stated that the default was due to changing the Company’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Crown Bridge to go forward. The letter requested that the Company immediately contact Crown Bridge to demonstrate compliance with the note. On August 15, 2018, the attorney for Crown Bridge sent another letter to the Company stating that the Company owed Crown Bridge $221,470, and that if the Company did not respond by August 21, 2018 in regards to payment, then a lawsuit would be filed.

On March 7, 2019, the United States Court of Massachusetts issued electronic order 38 stating that the Court granted on the merits summary judgement on violation of contract claims for the plaintiffs (Auctus and EMA) and found the Company in default.

On May 6, 2019, the United States District Court of the District of Massachusetts issued an Order to Show Cause in the case of Auctus and EMA Vs. the Company. The Court ordered Auctus to show cause within 21 days why the Court had jurisdiction at the outset of the case and why the Court ought not to vacate its entry of summary judgement for Auctus, EDF No. 38. The Court said that it had taken no action with regard to EMA’s claim.

On May 30, 2019, the United States District Court of Massachusetts issued an order in the case of Auctus vs. the Company. that the Court was satisfied that Auctus compliant raised colorable securities law claims and, accordingly, the Court ruled that it had subject matter jurisdiction to enter summary judgment on Auctus’ contract claims.

On June 20, 2019, Power Up filed a motion with the Supreme Court of the State of New York, County of Nassau, accepting judgement of $160,180 plus interest on the three notes with the Company. The Company believed that the interest would be that applicable to each note. In addition, Power Up included in the motion that the Company establish a reserve of 63,317,183,000 of common shares. The Company believed that Power Up was entitled to either $160,180 plus interest or to common shares, but not both.

On July 29, 2019, Power Up converted $1,180 in principal and $6,480 in accrued interest of its October 21, 2017 debt into 2,070,270 shares of common stock. The total of $7,660 was be applied against the $160,180 plus interest.

In October and November 2019, Power Up converted the remaining principal of $53,000 and $3,180 in accrued interest of its December 19, 2017 debt into 32,586,386 shares of common stock.

In December 2019, Power Up converted the remaining principal of $53,000 of its April 16, 2018 debt into 46,503,498 shares of common stock. On January 9, 2020, $15,000 in accrued interest and default penalty were converted to 24,590,164 shares of common stock. The remaining balance of $24,738 was paid by the Company’s CEO, Jason Chang, on January 9, 2020. The Company issued Jason Chang 24,737,650 shares of common stock in settlement of his payment to Power Up. A Stipulation of Discontinuance was filed with the Supreme Court of the State of New York County of Nassau. See Subsequent Events.

On January 15, 2020, the Company reached a settlement agreement and mutual general release with Auctus and EMA, in which $425,000 cash was paid in total to both on January 31, 2020 whereby both released the Company of all claims. A Stipulation of Dismissal with Prejudice was filed with the United States District Court for the District of Massachusetts. See Subsequent Events.

On January 28, 2020, the Company reached a settlement and release agreement with Crown Bridge, in which $90,000 cash was paid to them on January 31, 2020, whereby Crown Bridge released the Company of all claims. See Subsequent Events.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 9, 2015 the Company began light trading on the NASDAQ bulletin board under the symbol “SSOK”.

The Company’s shares currently trade on the OTC Link alternative trading system operated by OTC Markets Group, Inc. under the symbol “SSOK.” The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years as reported by the OTCMarkets.com and represents inter dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Year ended December 31, 2019:
First Quarter	$0.055	$0.004
Second Quarter	0.013	0.0001
Third Quarter	0.013	0.0021
Fourth Quarter	0.010	0.0016
Year ended December 31, 2018:
First Quarter	$0.30	$0.0101
Second Quarter	0.1499	0.0034
Third Quarter	0.44	0.005
Fourth Quarter	0.035	0.0082

As of December 31, 2019, there are 1,292,135,603 shares of common stock outstanding of which 763,524,911 shares are owned by officers and directors of the Company. There are approximately 66 holders of our common stock.

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

In general, securities may be sold pursuant to Rule 144 after being fully-paid and held for more than 6 months. While affiliates of the Company are subject to certain limits in the amount of restricted securities, they can sell under Rule 144, there are no such limitations on sales by persons who are not affiliates of the Company. In the event non-affiliated holders elect to sell such shares in the public market, there is likely to be a negative effect on the market price of the Company’s securities. There is no dividend policy currently in place.

Recent Sales of Unregistered Securities.

During the quarter ended December 31, 2019, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K:

Shares issued for conversion of convertible notes:

On October 1, 2019, the Company issued 4,166,667 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder’s election to convert a $7,500 principal portion, of, the Company’s convertible promissory note issued to Power Up on December 21, 2017.

On October 16, 2019, the Company issued 7.142.857 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder’s election to convert a $15,000 principal portion, of, the Company’s convertible promissory note issued to Power Up on December 21, 2017.

On November 13, 2019, the Company issued 8,823,529 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder’s election to convert a $15,000 principal portion, of, the Company’s convertible promissory note issued to Power Up on December 21, 2017.

On November 25, 2019, the Company issued 12,453,333 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder’s election to convert a $15,000 principal portion, and $3,180 of accrued interest, of, the Company’s convertible promissory note issued to Power Up on December 21, 2017.

On December 9, 2019, the Company issued 13,636,364 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder’s election to convert a $15,000 principal portion, of, the Company’s convertible promissory note issued to Power Up on April 18, 2018.

On December 18, 2019, the Company issued 13,636,364 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder’s election to convert a $15,000 principal portion, of, the Company’s convertible promissory note issued to Power Up on April 18, 2018.

On December 27, 2019, the Company issued 7,692,308 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder’s election to convert a $10,000 principal portion, of, the Company’s convertible promissory note issued to Power Up on April 18, 2018.

On December 31, 2019, the Company issued 11.538.462 shares of common stock to Power Up in partial satisfaction of its obligations under, and the holder’s election to convert a $15,000 principal portion, of, the Company’s convertible promissory note issued to Power Up on April 18, 2018.

The issuances described above were made in reliance on the exemption from registration provided by Section 3(a)(9) and 4(a)(1) of the Securities Act as the common stock was issued in exchange for debt or preferred stock of the Company held by each shareholder, there was no additional consideration for the exchange, the shareholders were not affiliates, and they had held the underlying securities for the requisite holding period.

Shares issued to investors for cash:

On October 27, 2019, the Company sold 5,000,000 shares of common stock at $0.004 per share to an accredited investor.

On November 8, 2019, the Company sold 8.000.000 shares of common stock at $0.0003 per share to an accredited investor.

On November 16, 2019, the Company sold 3.000.000 shares of common stock at $0.0003 per share to an accredited investor.

On November 16, 2019, the Company sold 6.000.000 shares of common stock at $0.0003 per share to an accredited investor.

These shares were sold to the investors in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the SEC under the Securities Act as there was no general solicitation and the transactions did not involve a public offering.

Shares issued for conversion of related party debt:

On October 28, 2019, the Company issued 164,277,000 shares to Jason Chang the Company’s CEO in satisfaction of $174,277 owed Mr. Chang. The shares were issued at $0.001 per share.

On December 28, 2019, the Company issued 22,631,000 shares to Jason Chang, the Company’s CEO. In satisfaction of $22,631 owed to Mr. Chang. The shares were issued at $0.001 per share.

These shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) as the common stock was issued in exchange for debt of the Company held by the shareholder, and there was no additional consideration for the exchange.

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

Sunstock, Inc. (“Sunstock” or “the Company”) was incorporated on July 23, 2012, as Sandgate Acquisition Corporation, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On July 18, 2013, the Company changed its’ name from Sandgate Acquisition Corporation to Sunstock, Inc. On the same date, Jason Chang and Dr. Ramnik S Clair were named as directors of the Company.

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

On October 22, 2018, the Company acquired all assets and liabilities of the Retail Store of Sacramento, California. Included in the assets acquired was approximately $60,000 in precious metals inventory and approximately $13,000 in net fixtures. Also included were any licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase was by $20,056 cash, $33,000 unsecured note payable with principle payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations. The Retail Store specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area.

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

2019 Year-End Analysis Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The Retail Store was acquired in October 2018, which resulted in material changes in revenues, cost of goods sold, and gross profit in 2019 as compared to 2018.

For the year ended December 31, 2019, revenues were $6,148,441, an increase of $5,733,876 from $414,565 for 2018, primarily due to $6,148,441 revenue from the Retail Store.

For the year ended December 31, 2019, cost of goods sold were $5,941,739, an increase of $5,565,778 from $375,961 for 2018, primarily due to $5,941,739 cost of goods sold from the Retail Store.

For the year ended December 31, 2019, gross profit was $206,702, an increase of $168,098 from a gross profit of $38,604 for 2018, primarily due to $206,702 from the Retail Store.

For the year ended December 31, 2019, operating expenses were $8,764,057, an increase of $3,420,216 from $5,343,841 for 2018. Stock based compensation was $7,835,150 in 2019, a $2,540,823 increase from $5,294,327 in 2018.

For the year ended December 31, 2019, the net loss was $10,125,066, an increase of $687,601 from a loss of $9,437,465 for 2018. The accumulated deficit at December 31, 2019 was $62,885,335.

Liquidity and Capital Resources

As of December 31, 2019, the Company had $153,635 in cash (of which $150,000 was cash in escrow in regards to payment of notes payable in Q1 2020), $46,280 in accounts receivable (of which $25,100 was receivable for stock issued in 2019), $532,868 in inventories and $112,000 in prepaid expenses. During the year ended December 31, 2019, the Company raised $236,600 in cash from stock sales, $78,400 from notes payable from related parties, and paid $32,726 on notes payable from related parties.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2019 and 2018 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act, Section 404 (a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles or GAAP.

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

Material Weaknesses:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

1. Inadequate number of personnel that could accurately and timely record and report the Company’s financial statements in accordance with GAAP.

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

Remediation:

As part of our ongoing remedial efforts, we have and will continue to, among other things:

1. Expand our accounting policy and controls organization by hiring qualified accounting and finance personnel;

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

We believe that the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures. When funds permit, we intend to perform such procedures and commit such resources as necessary to continue to allow us to overcome or mitigate these material weaknesses such that we can make timely and accurate quarterly and annual financial filings until such time as those material weaknesses are fully addressed and remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	46	President, Secretary, Director
Dr. Ramnik S. Clair	68	Vice President, Director

Management of Sunstock

The Company has three employees and four consultants. Jason C. Chang and Dr. Ramnik S. Clair are the officers and directors of the Company and shareholders. Mr. Chang, as president, and Mr. Clair as senior vice president, have allocated time to the activities of the Company with minimal cash compensation.

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

Corporate Governance.

For reasons similar to those described above, the Company does not have a nominating, compensation nor audit committee of the board of directors. At this time, the Company consists of two shareholders who serve as the corporate directors and officers. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only two shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Delinquent Section 16(a) Reports

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2019 fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, were timely, except as follows (i) Jason Chang did not timely file a Form 4 upon the following:

his purchase of 50,000,000 shares of Company common stock on January 8, 2019,

his purchase of 15,000,000 shares of Company common stock on January 23, 2019,

his purchase of 20,000,000 shares of Company common stock on January 29, 2019,

his purchase of 10,638,298 shares of Company common stock on February 12, 2019,

his purchase of 20,000,000 shares of Company common stock on February 22, 2019,

his purchase of 5,000,000 shares of Company common stock on February 25, 2019,

his purchase of 10,638,298 shares of Company common stock on February 26, 2019,

his purchase of 3,723,404 shares of Company common stock on February 27, 2019,

his purchase of 1,860,465 shares of Company common stock on February 26, 2019,

his purchase of 11,627,907 shares of Company common stock on March 8, 2019,

his purchase of 23,255,814 shares of Company common stock on March 12, 2019,

his purchase of 23,255,814 shares of Company common stock on March 18, 2019,

his purchase of 27,000,000 shares of Company common stock on July 1, 2019,

his purchase of 50,000,000 shares of Company common stock on August 16, 2019,

his purchase of 30,000,000 shares of Company common stock on September 5, 2019,

his receipt of 164,277,000 shares of Company common stock on October 28, 2019 and his receipt of 22,631,000 shares of Company common stock on December 28, 2019.

(ii) Dr. Ramnik Clair. did not timely file a Form 4 upon his receipt of 30,000,000 shares of Company common stock on October 1, 2019.

Item 11. Executive Compensation

Summary Compensation Table — Fiscal Years Ended December 31, 2019 and 2018

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Equity Deferred Compensation Earnings	All Other Compensation		Total

Jason Chang	2019	$-	$-	$-		$-	$-	$-	$4,798,150	(2)	$4,798,150
CEO, President & CFO (1)	2018	$-	$-	$-		$-	$-	$-	$3,426,875	(3)	$3,426,875

Dr. Ramnik Clair	2019	$-	$-	$300,000	(5)	$-	$-	$-	$-		$300,000
SVP (4)	2018	$-	$-	$-		$-	$-	$-	$260,400	(6)	$260,400

Narrative to Summary Compensation Table

1.	On July 18, 2013, Mr. Chang was appointed as a director, and Chief Executive Officer and President of the Company.

2

During the year ended December 31, 2019, the Company’s chief executive officer purchased 302,000,000 shares of common stock below market price. $4,798,150 in stock- based compensation expense was recorded. Additionally, the Company issued 186,908,000 shares of common stock in settlement of $186,908 of notes payable, related party. $346,073 in loss from settlement of debt, related party was recorded.

3.

During the year ended December 31, 2018, the Company’s chief executive officer purchased 164.31 million shares of the Company’s common stock below market price. $3,426,875 was recorded as stock- based compensation expense.

4.	On July 18, 2013, Dr. Clair was appointed as Senior Vice President and Director of the Company

5.	During the year ended December 31, 2019, the Company issued 30,000,000 shares of common stock to our SVP and Director below market value for services valued at $300,000.

6.	During the year ended December 31, 2018, the Company’s SVP purchased 10,500,000 shares of common stock below market price. $260,400 was recorded as stock-based compensation.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company currently does not compensate its directors with cash.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 24, 2020, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Title:	Class of Security	Amount of beneficial ownership		Percent of Class (1)
Executive Officers and Directors:

Jason Chang	Common Stock	1,429,682,061	(2)	61.63%
Chief Executive Officer, Chief Financial Officer and Director

Dr. Ramnik S. Clair	Common Stock	79,580,500	(3)	3.43%

All Executive Officers and Directors	Common Stock	1,509,262,561	(2)(3)	65.06%
(2 persons)

More than 5% Beneficial Owners:

Jonathan Bates	Common Stock	698,214,286	(4)	23.91%

1.	Based on 2,319,677,203 shares of common stock and 1,000,000,000 shares of Series A Preferred Stock outstanding as of April 24, 2020. All shares of Series A Preferred Stock are convertible at any time at the holder’s election into the greater of (i) 1 share of common stock if the closing bid price of the Company’s is at or above $0.001 per share, or (ii) if the closing bid price of the Company’s common stock is below $0.001 per share, the number of shares of common stock equal to the amount of shares of Series A Preferred Stock multiplied by the conversion ratio of $0.001 divided by the closing bid price. Holders of shares of Series A Preferred Stock are not entitled to any voting rights except as otherwise required by applicable law. For the purposes of the disclosure in this item, the closing bid price utilized was above $0.001 per share.

2.	Includes 1,029,682,061 shares held in the name of Jason Chang and 400,000,000 shares of common stock issuable upon the conversion of 400,000,000 shares of Series A Preferred Stock held by Jason Chang.

3.	Includes 66,000,000 shares held in the name of Dr. Clair, 12,560,500 shares of common stock held jointly in the name of Dr. Clair and his wife, and 1,020,000 shares of common stock held by Mrs. Clair.

4.	Includes 98,214,286 shares held in the name of Innovative Digital Investors Emerging Technology, LP (“Innovative”), 400,000,000 shares of common stock issuable upon the conversion of 400,000,000 shares of Series A Preferred Stock held by BFAM Partners, LLC (“BFAM”), and 200,000,000 shares of common stock issuable upon the conversion of 200,000,000 shares of Series A Preferred Stock held by Innovative . Johnathan Bates has voting power and dispositive power over shares held in the names of BFAM and Innovative.

Item 13. Certain Relationships and Related Transactions and Director Independence

The parents of Jason C. Chang, the Company’s Chief Executive Officer and a director, purchased a combined total of 90,000,000 shares of the Company’s common stock for $25,000 cash during the year ended December 31, 2019. The shares were purchased below market price, and $975,000 in stock-based compensation expense was recorded.

The mother of Jason C. Chang, the Company’s Chief Executive Officer and a director, received 10,500,000 shares of the Company’s common stock in the year ended December 31, 2018 for work for the period October 2018 through March 2019, which were valued at $189,000 based upon the closing stock price on the date of grant.

During the year ended December 31, 2017, the Company entered a 19-month lease with the parents of Jason Chang for Corporate office space at $1,200 per month running through December 2018.

During the year ended December 31, 2018, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2018, the Company’s chief executive officer purchased 164,310,000 shares of the Company’s common stock below market price for $166,188. $3,426,875 was recorded as stock-based compensation expense in the accompanying statement of operations.

During the year ended December 31, 2019, the Company recorded compensation to its CEO for the following:

●	During the year ended December 31, 2019, the Company’s chief executive officer purchased 302,000,000 shares of the Company’s common stock below market price for $172,850. $4,798,150 was recorded as stock-based compensation in the accompanying statement of operations.
●	During the year ended December 31, 2019, the Company’s chief executive officer received 186,908,000 shares of common stock below market value in exchange for $186,908 in notes payable related party. $346,073 in loss from settlement of debt with related party was recorded

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

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2019	December 31, 2018

Audit Fees
Hall & Company	$83,615	$65,000
	$83,615	$65,000

Audit Related Fees

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Registration Statement on Form 10-12G filed on October 10, 2012 (File No.: 000-54830))

3.2	Bylaws (incorporated by reference to Registration Statement on Form 10-12G filed on October 10, 2012 (File No.: 000-54830))

3.3*	Certificate of Amendment to Certificate of Incorporation dated January 31, 2020

3.4*	Certificate of Amendment to Certificate of Incorporation dated April 3, 2020

3.5*	Certificate of Designation, Preferences and Rights for the Series A Preferred Stock dated March 31, 2020

10.1*	Employment Contract of Jason Chang

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: April 24, 2020	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated: April 24, 2020	By:	/s/ Jason C. Chang
Chairman of the Board of Directors

Dated: April 24, 2020	By:	/s/ Ramnik Clair
Ramnik Clair
Director

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunstock, Inc.

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstock, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hall & Company

We have served as the Company’s auditor since 2014

Irvine, CA

April 24, 2020

SUNSTOCK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash	$153,635	$84,439
Accounts receivable	46,280	788
Inventory - coins	134,995	20,947
Inventory – precious metals	397,873	358,834
Prepaid expenses	112,000	575,750
Total Current Assets	844,783	1,040,758

Property and equipment-net	9,473	15,919
Right of use lease asset	49,596	-

Total assets	$903,852	$1,056,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$660,114	$365,905
Operating lease liability - current	10,740	-
Stock payable	150,000	-
Loan payable - related parties	60,742	201,976
Convertible notes payable, net of discount	906,935	1,037,316
Derivative liability - conversion feature	3,240,220	2,356,887
Total Current Liabilities	5,028,751	3,962,084
Operating lease liability – non-current	38,856	-
Total liabilities	5,067,607	3,962,084

Stockholders’ deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 1,388,888,888 shares authorized; 1,292,135,603 and 382,117,449 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	129,214	38,212
Additional paid - in capital	58,592,366	49,816,650
Accumulated deficit	(62,885,335)	(52,760,269)

Total stockholders’ deficit	(4,163,755)	(2,905,407)
Total liabilities and stockholders’ deficit	$903,852	$1,056,677

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2019	2018

Revenues	$6,148,441	$414,565
Cost of revenue	5,941,739	375,961
Gross profit	206,702	38,604

Operating expenses
Professional fees	2,148,658	2,070,059
Compensation	6,520,776	3,185,349
Other operating expenses	94,623	88,433
Total operating expenses	8,764,057	5,343,841

Operating loss	(8,557,355)	(5,305,237)
Other income (expense):
Loss on sale of precious metals	(7,475)	-
Unrealized gain (loss) in precious metals	46,514	(26,147)
Gain from bargain purchase price	-	34,175
Interest expense	(253,846)	(1,091,813)
Loss from settlement of debt with related party	(346,073)	-
Gain (loss) from settlement of debt	334,924	(840,058)
Other expense	(26,640)	-
Changes in fair value of derivative liability	(1,313,515)	(2,207,585)
Other income (expense)	(1,566,111)	(4,131,428)
Loss before income tax	(10,123,466)	(9,436,665)
Income tax	1,600	800

Net loss	$(10,125,066)	$(9,437,465)

Loss per share - basic and diluted	$(0.01)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	740,235,608	101,889,507

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2019 and 2018

		Common	Additional Paid-	Accumulated
	Shares	Stock	In Capital	Deficit	Total
Balance at December 31, 2017	47,853,638	$4,785	$42,543,835	$(43,322,804)	$(774,184)
Issuance of common stock for cash	7,341,755	734	127,204	-	127,938
Issuance of common stock for related party note payable (including expense of $729,220)	33,300,000	3,330	775,890	-	779,220
Issuance of common stock for convertible notes	35,403,811	3,541	1,101,216	-	1,104,757
Estimated fair value of common stock issued for services	258,218,245	25,822	5,268,505	-	5,294,327
Net loss	-	-	-	(9,437,465)	(9,437,465)
Balance at December 31, 2018	382,117,449	$38,212	$49,816,650	$(52,760,269)	$(2,905,407)
Issuance of common stock for cash	435,750,000	43,575	193,025	-	236,600
Estimated difference in fair value of common stock issued for cash	-	-	5,773,150	-	5,773,150
Issuance of common stock for convertible notes	81,160,154	8,116	253,871	-	261,987
Issuance of common stock for related party notes payable	186,908,000	18,691	168,217	-	186,908
Estimated difference in fair value of common stock issued for related party notes payable	-	-	346,073	-	346,073
Issuance of common stock for services	206,200,000	20,620	2,041,380	-	2,062,000
Net loss	-	-	-	(10,125,066)	(10,125,066)
Balance at December 31, 2019	1,292,135,603	$129,214	$58,592,366	$(62,885,335)	$(4,163,755)

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES
Net loss	$(10,125,066)	$(9,437,465)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	1,313,515	2,207,585
Unrealized (gain) loss in precious metals	(46,514)	26,147
Depreciation	6,296	32,462
Gain on conversion of notes payable to common stock	(287,035)	-
Excess of fair value of common stock issued to related party upon conversion of notes payable	346,073	729,220
Amortization of debt discount and issuance costs	5,889	434,451
Share based compensation	7,835,150	5,294,327
Increase (decrease) in notes payable due to default penalties	(27,090)	563,486
Loss on exchange of precious metals	7,475	-
Bargain purchase gain	-	(34,175)
Changes in operating assets and liabilities
Accounts receivable	(45,492)	(788)
Inventories - products	-	69,340
Inventories – coins	(114,048)	-
Prepaid expenses	463,900	(528,397)
Accounts payable and accrued expenses	303,869	333,845
Common stock payable	150,000	-
Net cash used in operating activities	(213,078)	(309,962)
INVESTING ACTIVITIES
Inventories – metals and coins	-	(20,947)
Purchase of property and equipment	-	(27,165)
Cash paid in acquisition	-	(16,592)
Cash used in investing activities	-	(64,704)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	53,000
Proceeds from note payable from related parties	78,400	219,000
Proceeds from issuance of common stock	236,600	127,938
Payments on notes payable related parties	(32,726)	-
Net cash provided by financing activities	282,274	399,938

Net change in cash	69,196	25,272
Cash, beginning of period	84,439	59,167
Cash, end of period	$153,635	$84,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Estimated difference in fair value of common stock issued for conversion of related party debt	$346,073	$-
Shares issued in exchange for related party debt	$186,908	$49,750
Common stock issued for consulting services	$2,062,000	$931,500
Estimated difference in fair value of common stock issued for conversion of debt	$143,147	$-
Shares issued in exchange for debt	$118,840	$191,413
Precious metals exchanged at fair value	$7,475	$-
Settlement of derivative with common stock	$-	$913,594
Fair value of derivatives recorded as debt discount	$-	$53,000

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Sunstock, Inc. (“Sunstock” or “the Company”) was incorporated on July 23, 2012, as Sandgate Acquisition Corporation, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On July 18, 2013, the Company changed its’ name from Sandgate Acquisition Corporation to Sunstock, Inc. On the same date, Jason Chang and Dr. Ramnik S Clair were named as directors of the Company.

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

On October 22, 2018, Sunstock, Inc. acquired all assets and liabilities of Mom’s Silver Shop, Inc. (the “Retail Store”) located in Sacramento, California. Included in the assets acquired was approximately $60,000 in precious metals inventory and approximately $13,000 in net fixtures. Also included were any licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase was by $20,056 cash, $33,000 unsecured note payable with principle payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations. The Retail Store specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area.

The Company’s business plan includes the buying, selling and distribution of precious metals, primarily gold. The Company pursues a “ground to coin” strategy, whereby it acquires mining assets as well as rights to purchase mining production and sells these metals primarily through retail channels including their own branded coins. The company emphasizes investment in enduring assets that we believe may provide ‘resource to retail’ conversion upside. Our goal is to provide our shareholders with an exceptional opportunity to capture value in the precious metals sector without incurring many of the costs and risks associated with actual mining operations.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2019 and 2018.

COLLECTIBLE COINS

The Company acquired the Retail Store in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $134,995 at December 31, 2019 compared to $20,947 at December 31, 2018.

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

PRECIOUS METALS AND COINS - SUNSTOCK

Inventories at December 31, 2019 also include $397,873 of bullion and bullion coins and $358,834 at December 31, 2018 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate. The Company sold 80 ounces of gold in the fourth quarter of 2019 and recorded a loss of $7,475. The Company also acquired 5,623 ounces of silver in the fourth quarter of 2019.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metals of $46,514 for the year ended December 31, 2019 and an unrealized loss in precious metals of $26,147 for the year ended December 31, 2018.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2019 and 2018. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018 there were no potentially dilutive shares that were included in the diluted earnings (loss) per share as their effect would have been antidilutive for the years then ended.

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

At December 31, 2019 and 2018, the Company’s financial instruments include cash, accounts receivable and accounts payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of approximately $62,900,000 as of December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

In the first quarter of 2020, outstanding convertible notes payable balances as of December 31, 2019, were either converted to common stock or paid off. See NOTE 14 – SUBSEQUENT EVENTS. In relation to that, the Company has had discussions with a third party in regards to raising funds through a private placement of equity which, if it occurs, will provide the Company with funds to expand its operations and eliminate the going concern issue.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (FASB)issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the update simplify the accounting for income taxes by removing the following exceptions:

1	Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income).
2	Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment.
3	Exception to the ability not to recognize a deferred tax liability for foreign subsidiary when a foreign equity method investment becomes a subsidiary.
4	Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The amendments in the update also simplify the accounting for income taxes by doing the following:

1	Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax.
2	Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.
3	Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority.
4	Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.
5	Making minor Codification improvements for income taxes relating to employee stock ownership plans and investments in qualified affordable housing projects accounted for by using the equity method.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company believes that adoption of the ASU will not have a material effect on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers. The new standard clarifies the implementation guidance on principal versus agent considerations in Topic 606, Revenue from Contracts with Customers. Topic 606 addresses that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When an entity is a principal (that is, if it controls the specific good or service before that good or service is transferred to a customer) and satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specific good or service transferred to the customer. When an entity is an agent and satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specific good or service to be provided by the other party. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Adoption of the ASU did not have a material effect on the Company’s its financial statements.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on January 1, 2019:

	January 1, 2019 (unaudited)
	pre-adoption	adoption impact	post-adoption
Assets
Right of use lease asset	$-	$59,777	$59,777
Total assets	$-	$59,777	$59,777

Liabilities and Stockholders’ Equity
Operating lease liability - current	$-	$9,088	$9,088
Operating lease liability - non-current	-	50,689	50,689
Total liabilities and stockholders’ equity	$-	$59,777	$59,777

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2019	December 31, 2018
Furniture and equipment	$58,460	$58,610
Less – accumulated depreciation	(48,987)	(42,691)
	$9,473	$15,919

Depreciation expense for the years ended December 31, 2019 and 2018 was $6,296 and $32,462, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2019	December 31, 2018
Accrued interest payable	$415,823	$198,820
Accrued consultant fees	130,000	139,616
Accrued audit fees	52,916	22,365
Expenses owed related party	33,480	-
Accrued settlement fees	26,640	-
Other accrued expenses	1,255	5,104
	$660,114	$365,905

NOTE 6 – STOCK PAYABLE

During December 2019, a third party deposited $150,000 in an escrow account in exchange for 200,000,000 shares of Series A Preferred Stock and 100,000,000 common stock warrants. The funds were used as part of the payments of convertible notes payable in January 2020 and the stock was issued in 2020.

NOTE 7 - RELATED PARTY ACTIVITY

During the year ended December 31, 2019, the Company’s chief executive officer purchased 302,000,000 shares of the Company’s common stock below market price for $172,850. $4,798,150 was recorded as stock-based compensation in the accompanying statement of operations.

During the year ended December 31, 2019, the Company was provided loans totaling $78,400 by the Company’s CEO. The loans bear interest at 6% per annum. During the year ended December 31, 2019, the Company’s chief executive officer received 186,908,000 shares of common stock below market value in exchange for $186,908 in notes payable related party. $346,073 was recorded as a loss from settlement of debt with related party in the accompanying statement of operations.

During the year ended December 31, 2019, the parents of Jason C. Chang, the Company’s Chief Executive Officer and a director, purchased a combined total of 90,000,000 shares of the Company’s common stock for $25,000 cash. The shares were purchased below market price and $975,000 in stock-based compensation expense was recorded.

During the year ended December 31, 2019, Ramnik Clair, the Company’s senior VP and a director, was awarded 30,000,000 shares of the Company’s common stock for services valued at an aggregate of approximately $300,000 based on the closing price on the grant date.

During the year ended December 31, 2018, the Company’s chief executive officer purchased 164,310,000 shares of the Company’s common stock below market price for $166,188. $3,426,875 was recorded as stock-based compensation expense in the accompanying statement of operations.

During the year ended December 31, 2018, Jason Chang, the Company’s Chief Executive Officer and director, was awarded 197,610,000 shares of the Company’s common stock for services valued at an aggregate of approximately $3,935,647 based on the closing price on the grant date.

During the year ended December 31, 2018, the mother of Jason C. Chang, the Company’s Chief Executive Officer and a director, received 10,500,000 shares of the Company’s common stock for work for the period October 2018 through March 2019, which were valued at $189,000 based upon the closing stock price on the date of grant.

During the year ended December 31, 2018, Ramnik Clair, the Company’s senior VP and a director, was awarded 10,500,000 shares of the Company’s common stock for services valued at an aggregate of approximately $156,450 based on the closing price on the grant date.

NOTE 7 - RELATED PARTY BALANCES (CONTINUED)

During the year ended December 31, 2018, the Company was provided loans totaling $219,000 by the Company’s CEO. The loans bear interest at 6% per annum. During the year ended December 31, 2018, $49,750 of the loans were converted into 33,300,000 shares of the Company’s common stock, which resulted in a loss from settlement of debt of $840,058. In connection with the acquisition of the Retail Store, the Company incurred a $33,000 note payable to the former owner of the Retail Store. During the year ended December 31, 2019, the $33,000 was paid.

The following table is a summary of the activity for Loan payable- related parties for the year ended December 31, 2019:

Balance at 12/31/2018	$201,976
Loan increases	78,400
Payments	(32,726)
Loan principal converted to common stock	(186,908)
Balance at 12/31/2019	$60,742

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases space for the Retail Store. The lease is for five years and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of December 31, 2019, the maturities of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2020	$16,251
2021	16,738
2022	17,240
2023	13,219
Total remaining lease payments	63,448
Less: imputed interest	(13,852)
Total operating lease liabilities	49,596
Less: current portion	(10,740)
Long term operating lease liabilities	$38,856

Weighted average remaining lease term	45 months
Weighted average discount rate	12%

LITIGATION

On June 18, 2018, Power Up Lending Group, LTD. (“Power Up”), filed in the Supreme Court of the State of New York that Sunstock and Jason Chang (president and CFO of Sunstock and board member) and Ramnik Clair (board member of Sunstock) materially breached the October 24, 2017, December 19, 2017, and April 16, 2018 notes payable to Power Up by, in June 2018, changing Sunstock’s transfer agent in violation of the Notes and Agreements, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Power Up to go forward. Power Up has requested judgment against Sunstock for $160,180 with default interest, judgment against Sunstock for reasonable legal fees and costs of litigation, three judgments against Jason Chang and Ramnik Clair for $160,180 and interest for each judgment, and a temporary restraining order and a preliminary and permanent injunction directing Sunstock, Jason Chang, and Ramnik Clair to take all steps necessary and proper to permit the conversion of debt into stock and to deliver the stock to Power Up. The October 24, 2017 note payable was extinguished upon final conversion to common stock in July 2019. The December 19, 2017 note payable was extinguished upon final conversion to common stock in November 2019. The April 16, 2018 note payable was extinguished upon final conversion to common stock and payment of $24,737.65 in 2020 per below.

LITIGATION (CONTINUED)

On June 22, 2018, EMA Financial, LLC (“EMA”) sent a letter to Sunstock stating that Sunstock was in default on the June 5, 2017 note payable and the October 11, 2017 note payable to EMA. Among other defaults, the letter stated that Sunstock was in default due to refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock. The letter asked for at least $332,884.

On December 26, 2018, EMA filed a lawsuit in Federal Court for breach of contract.

On July 9, 2018, the attorney for Auctus Fund, LLC (“Auctus”) sent a letter to Sunstock stating that Sunstock was in default on the May 24, 2017 note payable and the October 11, 2017 note payable to Auctus. Among other defaults, the letter stated that Sunstock was in default due to changing Sunstock’s transfer agent in violation of the note, and existing letter of instructions and authorizations, refusing to provide a replacement irrevocable letter of instruction from the newly appointed transfer agent and also failing to maintain sufficient reserves of stock so as to permit and accommodate the conversion requests of Auctus to go forward. The letters asked for at least $277,397 regarding the May 24, 2017 note payable and at least $299,247 regarding the October 11, 2017 note payable. On December 26, 2018, Auctus filed a lawsuit in Federal Court for breach of contract.

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

On March 7, 2019, the United States Court of Massachusetts issued electronic order 38 stating that the Court granted on the merits summary judgement on violation of contract claims for the plaintiffs (Auctus and EMA) and found Sunstock in default.

On May 6, 2019, the United States District Court of the District of Massachusetts issued an Order to Show Cause in the case of Auctus and EMA Vs. Sunstock, Inc. The Court ordered Auctus to show cause within 21 days why the Court had jurisdiction at the outset of the case and why the Court ought not to vacate its entry of summary judgement for Auctus, EDF No. 38. The Court said that it had taken no action with regard to EMA’s claim.

On May 30, 2019, the United States District Court of Massachusetts issued an order in the case of Auctus vs. Sunstock, Inc. that the Court was satisfied that Auctus compliant raised colorable securities law claims and, accordingly, the Court ruled that it had subject matter jurisdiction to enter summary judgment on Auctus’ contract claims.

On June 20, 2019, Power Up filed a motion with the Supreme Court of the State of New York, County of Nassau, accepting judgement of $160,180 plus interest on the three notes with the Company. The Company believed that the interest would be that applicable to each note. In addition, Power Up included in the motion that the Company establish a reserve of 63,317,183,000 of common shares. The Company believed that Power Up was entitled to either $160,180 plus interest or to common shares, but not both.

On July 29, 2019, Power Up converted $1,180 in principal and $6,480 in accrued interest of its October 21, 2017 debt into 2,070,270 shares of common stock. The total of $7,660 was be applied against the $160,180 plus interest.

LITIGATION (CONTINUED)

In October and November 2019, Power Up converted the remaining principal of $53,000 and $3,180 in accrued interest of its December 19, 2017, debt into 32,586,386 shares of common stock.

In December 2019, Power Up converted the remaining principal of $53,000 of its April 16, 2018 debt into 46,503,498 shares of common stock. On January 9, 2020, $15,000 in accrued interest and default penalty were converted to 24,590,164 shares of common stock. The remaining balance of $24,737.65 was paid by the Company’s CEO, Jason Chang, on January 9, 2020. The Company issued Jason Chang 24,737,650 shares of common stock in settlement of his payment to Power Up. A Stipulation of Discontinuance was filed with the Supreme Court of the State of New York County of Nassau. See Subsequent Events.

On January 15, 2020, the Company reached a settlement agreement and mutual general release with Auctus and EMA, in which $425,000 cash was paid in total to both on January 31, 2020 whereby both released the Company of all claims. A Stipulation of Dismissal with Prejudice was filed with the United States District Court for the District of Massachusetts. See Subsequent Events.

On January 28, 2020, the Company reached a settlement and release agreement with Crown Bridge, in which $90,000 cash was paid to them on January 31, 2020, whereby Crown Bridge released the Company of all claims. See Subsequent Events.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes are as follows as of December 31, 2019:

	Original principal	Converted to shares	Default penalty	Outstanding balance December 31, 2019 (1) (2)	Interest rate	Accrued interest	Maturity (2)
Auctus, May 24, 2017	$112,250	$(31,681)	$158,982	$239,551	12%	$119,789	18-Feb-18

EMA, June 5, 2017	115,000	(58,030)	109,472	166,442	10%	61,070	5-Jun-18

Auctus, October 11, 2017	85,000		127,500	212,500	12%	113,297	11-Oct-18

EMA, October 11, 2017	85,000		81,442	166,442	12%	61,070	11-Oct-18

Crown Bridge, December 8, 2017	65,000		32,500	97,500	8%	17,636	8-Dec-18

Power Up, April 16, 2018	53,000	(53,000)	24,500	24,500	12%	24,616	30-Sep-18

	$515,250	$(142,711)	$534,396	$906,935		$397,478

(1)	Included in this amount are estimated aggregate penalties of approximately $534,396 resulting from various events of default. The related penalties are estimates and the actual amounts to be paid could be significantly different. See discussions in NOTE 8.

(2)	All notes were in default and due on demand as of December 31, 2019. In January 2020, all notes were converted to common shares or settled in cash. See Subsequent Events note.

During the year ended December 31, 2019, the Company recorded an aggregate of approximately $5,889 of debt discount to interest expense.

During the year ended December 31, 2018, the Company recorded an aggregate of approximately $173,000 of debt discount to interest expense.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principle amount of $112,250 (the “Auctus Note”) The Auctus Note bears interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The note is currently in default. The principle amount of the Auctus Note and all accrued interest is convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranges from 135% to 140% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note. The Company recorded approximately $159,000 in default penalty that was added to the note as of December 31, 2018. On January 15, 2020, the Company reached a settlement agreement and general release with Auctus and EMA. The agreement called for the payment of $425,000 by January 31, 2020, which was made, upon which Auctus and EMA would release the Company of all claims. See Subsequent Events note.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principle amount of $115,000 (the “EMA Note”). The EMA Note bears interest at the rate of 10% per annum (24% upon an event of default) and is due and payable on June 5, 2018. The principle amount of the EMA Note and all accrued interest is convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and is amortizing such costs to interest expense over the term of the note. The prepayment amount ranges from 135% to 150% of the outstanding principle plus accrued interest of the note, depending on when such prepayment is made. In addition, the Company recognized issuance costs of $6,900 on the funding date and is amortizing such costs as interest expense over the term of the note. The Company recorded approximately $109,000 in default penalty that was added to the note as of December 31, 2018. On January 15, 2020, the Company reached a settlement agreement and general release with Auctus and EMA. The agreement called for the payment of $425,000 by January 31, 2020, which was made, upon which Auctus and EMA would release the Company of all claims. See Subsequent Events note.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $77,000.00 in cash from Auctus. Interest accrues on the outstanding principal amount of the Note at the rate of subject 12% per annum (24% upon an event of default). The Note is due and payable on July 11, 2018. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability and the Company recorded approximately $74,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note Regarding the Note, the Company paid Auctus $10,750 for its expenses and legal fees. The Company recorded approximately $127,000 in default penalty that was added to the note as of December 31, 2018. On January 15, 2020, the Company reached a settlement agreement and general release with Auctus and EMA. The agreement called for the payment of $425,000 by January 31, 2020, which was made, upon which Auctus and EMA would release the Company of all claims. See Subsequent Events note.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2”), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note4”) to EMA. The Company received proceeds of $79,395.00 in cash from EMA2. Interest accrues on the outstanding principal amount of the Note4 at the rate of 10% per annum (24% upon an event of default). The Note4 is due and payable on October 11, 2018. The Note4 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $85,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. If the closing sale price at any time fall below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above shall be reduced to 35%. In connection with the EMA Note, the Company paid EMA2 $5,100 for its expenses and legal fees. The Company recorded approximately $81,000 in default penalty that was added to the note as of December 31, 2018. On January 15, 2020, the Company reached a settlement agreement and general release with Auctus and EMA. The agreement called for the payment of $425,000 by January 31, 2020, which was made, upon which Auctus and EMA would release the Company of all claims. See Subsequent Events note.

On December 8, 2017, the Company entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN”), upon the terms and subject to the conditions of SPA6, we issued a convertible promissory note in the principal amount of $65,000.00 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrues on the outstanding principal amount of the Note6 at the rate of 8% per annum (15% upon an event of default). The Note6 is due and payable on December 8, 2018. The Note6 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fall below $0.10 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above shall be reduced to 45%. The variable conversion term was a derivative liability and the Company recorded approximately $65,000 of debt discount upon issuance, which is being amortized to interest expense over the life of the note. In connection with the Note6, the Company paid CROWN $2,500 for its expenses and legal fees. The Company recorded approximately $32,000 in default penalty that was added to the note as of December 31, 2018. On January 28, 2020, the Company reached a settlement agreement and general release with Crown Bridge. The agreement called for the payment of $90,000 by January 31, 2020, which was made, upon which Crown Bridge would release the Company of all claims. See Subsequent Events note.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On April 16, 2018, the Company entered into a securities purchase agreement (“SPA8”) with Powerup Lending Group, LTD (“POWER3”), upon the terms and subject to the conditions of SPA8 we issued a convertible promissory note in the principal amount of $53,000.00 (the “Note8”) to POWER3. The Company received proceeds of $50,000 in cash from POWER3. Interest accrues on the outstanding principal amount of the Note8 at the rate of 12% per annum (22% upon an event of default. The Note8 is due and payable on January 30, 2019. The Note8 is convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. In connection with the Note8, the Company paid POWER3 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of December 31, 2018. On January 9, 2020, $15,000 in accrued interest and default penalty were converted to 24,590,164 shares of common stock. The remaining balance of $24,737.65 was paid by the Company’s CEO, Jason Chang, on January 9, 2020. See Subsequent Events note.

NOTE 10 – DERIVATIVE LIABILITIES

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

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company has classified all conversion features as derivative liabilities as of December 31, 2019, and has estimated the fair value of these embedded conversion features using a binomial options pricing model with the following assumptions:

For the Year ended December 31, 2019

Annual Dividend yield	0%
Expected life (years)	0.01
Risk-free interest rate	1.48% - 2.44%
Expected volatility	138% - 358%

NOTE 10 – DERIVATIVE LIABILITIES (CONTINUED)

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the year ended December 31, 2019:

Balance December 31, 2018	$2,356,887
Change in value from conversions of debt to common stock	(430,182)
Change in fair value	1,313,515
Balance as of December 31, 2019	$3,240,220

NOTE 11- STOCKHOLDER’S DEFICIT

The Company was authorized to issue 1,388,888,888 shares of common stock and 200,000,000 of preferred stock at December 31, 2019. On January 31, 2020, the Company increased the authorized shares to 5,000,000,000 common shares and 1,500,000,000 preferred shares.

During the year ended December 31, 2019, the Company received an aggregate of $236,600 from the issuance of 435,750,000 shares of its common stock. $43,575 was recorded to common stock, $5,966,175 to additional paid-in capital, and $5,773,150 to employee comp expense in general and administrative expense.

During the year ended December 31, 2019, the Company converted $186,908 of note payable to an officer into 186,908,000 shares of its common stock, which resulted in a loss from settlement of debt from related party of $346,073. $18,691 was recorded to common stock and $514,290 to additional paid-in capital.

During the year ended December 31, 2019, the Company converted $109,180 of notes payable and $31,049 of accrued interest into 81,160,154 shares of its common stock. $8,116 was recorded to common stock, $253,871 to additional paid-in capital, $26,500 in loan penalty reduction, $430,182 in derivative liability reduction, and $334,924 in gain from settlement.

During the year ended December 31, 2019, the Company issued 206,200,000 shares of its common stock for services with a fair market value of $2,062,000.

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

During the year ended December 31, 2018, the Company converted $50,000 of notes payable to an officer into 33,300,000 shares of its common stock, which resulted in a loss from settlement of debt of $729,220.

During the year ended December 31, 2018, the Company issued 258,218,245 shares of its common stock for services with a fair market value of $5,294,327, of which $357,750 was expensed in the year ended December 31, 2018 and $573,750 was prepaid expense at December 31, 2018.

NOTE 12 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the years ended December 31, 2019 and 2018 is summarized below:

	December 31, 2019	December 31, 2018
Current:
Federal	$-	$-
State	1,600	800
Total current	1,600	800
Deferred:
Federal	11,571,095	9,810,841
State	3,281,660	2,690,992
Valuation allowance	(14,852,754)	(12,501,833)
Total deferred	-	-
Income tax provision	$1,600	$800

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31, 2019	December 31, 2018
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	(0.0158)%	(0.0085)%
Stock based compensation	(16.0444)%	(11.1472)%
Other	0.00%	0.00%
Change in valuation allowance	(4.9531)%	(9.8494)%
Effective income tax rate	(0.0158)%	(0.0085)%

NOTE 12 - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
NOL’s	$1,896,427	$1,621,187
State taxes	-	-
Inventory and other reserves	-	-
Depreciation and amortization	-	-
NQ stock option expense	12,956,327	10,880,646
Total deferred tax assets	14,852,754	12,501,833
Valuation allowance	(14,852,754)	(12,501,833)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,351,000 for the year ended December 31, 2019.

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,432,000 which expire beginning in the year 2033. As of December 31, 2019, the Company had net operating loss carryforwards for state income tax purposes of approximately $465,000 which expire beginning in the year 2033.

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

NOTE 13 - PURCHASE OF RETAIL STORE

On October 22, 2018, the Company acquired all assets and liabilities of Mom’s Silver Shop, Inc. (the “Retail Store”) of Sacramento, California. Included in the assets acquired was approximately $60,000 in precious metals inventory and approximately $13,000 in net fixtures. Also included were any licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase was by $16,592 cash, $33,000 unsecured note payable with principle payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations. The Retail Store specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area, which complements our precious metals business.

NOTE 13 - PURCHASE OF RETAIL STORE (CONTINUED)

The following summarizes the transaction at closing on October 22, 2018:

Prepaid expenses	$10,449
Inventory – coins	60,549
Property & equipment, net	13.279
Total Assets	$84,277

Accounts payable & accrued expenses	(558)

Net Purchase	$83,719

The Company paid $16,592 cash and issued a note payable in the amount of $32,976 to the owners of the Retail Store.

The following unaudited supplemental pro forma information for the year ended December 31, 2018 assumes the acquisition of the Retail Store had occurred as of January 1, 2018, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of the Retail Store been operating as part of the Company since January 1, 2018.

December 31, 2018
Revenues	$2,944,852
Expenses	12,399,836
Net Loss	$(9,454,984

NOTE 14 – SUBSEQUENT EVENTS

On December 30, 2019, the Company received $150,000 cash from Innovative Digital Investors Emerging Technology, LP, Inc. (“Innovative”) in exchange for a subscription agreement for 200,000,000 Series A preferred shares and 100,000,000 common stock warrants that was authorized December 30, 2019. The funds were used as part of the settlement agreements with Auctus Fund, EMA, and Crown Bridge that were paid on January 31, 2020. On February 3, 2020, the Company issued 98,214,286 shares of common stock to Innovative upon the cashless exercise of the common stock warrants.

On January 9, 2020, Power Up converted $15,000 in accrued interest and default penalty of its April 16, 2018 note into 24,590,164 shares of common stock. The remaining balance of $24,738 was paid by the Company’s CEO, Jason Chang, on January 9, 2020. On January 9, 2020, the Company issued Jason Chang 24,737,650 shares of common stock in settlement of his payment to Power Up. A Stipulation of Discontinuance was filed with the Supreme Court of the State of New York County of Nassau.

On January 15, 2020, the Company received $150,000 cash from Jason Chang, the Company’s CEO. On January 30, 2020, the Company received $20,000 cash from Jason Chang. On February 3, 2020, the Company received $30,000 cash from Jason Chang. The total of $200,000 cash was in exchange for a subscription agreement for 400,000,000 Series A preferred shares that was authorized on December 30, 2019. The funds were used as part of the settlement agreements with Auctus, EMA, and Crown Bridge that were paid on January 31, 2020.

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

On January 15, 2020, the Company reached a settlement agreement and mutual general release (the “Agreement”) with two note holders, Auctus and EMA. The Company owed Auctus $165,569 in note principal and $233,086 in accrued interest as of January 15, 2020. The Company owed EMA $141,970 in note principal and $122,140 in accrued interest as of January 15, 2020. The Agreement called for the payment of $425,000 by January 31, 2020 by the Company jointly to Auctus and EMA (through Giordano and Company) and, upon such payment, that Auctus and EMA would release the Company of all claims and that the Company would release Auctus and EMA of all claims. A Stipulation of Dismissal with Prejudice was filed with the United States District Court for the District of Massachusetts.

On January 28, 2020, the Company reached a settlement and release agreement (the “Agreement”) with a note holder, Crown Bridge. The Company owed Crown Bridge $65,000 in note principal and $17,636 in accrued interest as of January 28, 2020. The Agreement called for the payment of $90,000 by January 31, 2020 by the Company to Crown Bridge and, upon such payment, that Crown Bridge would release the Company of all claims and that the Company would release Crown Bridge of all claims. As of the date of this report, a release stipulation has not been filed by Crown Bridge.

On January 29, 2020, the Company received $200,000 cash from BFAM Partners, LLC in exchange for a subscription agreement for 400,000,000 Series A preferred shares that was authorized on December 30, 2019. The funds were used as part of the settlement agreements with Auctus Fund, EMA, and Crown Bridge that were paid on January 31, 2020.

On January 31, 2020, $425,000 was wired to Giordano and Company and $90,000 was wired to Crown Bridge.

Boustead Securities (“Boustead”) helped facilitate the sales of the Series A preferred shares described above. As such, the Company is to pay Boustead $66,000 in fees and the Company issued to Boustead a preferred stock purchase warrant for 100,000,000 shares of Series A preferred stock. Boustead may exercise the warrants at any time from three months after December 30, 2019 until January 31, 2025 at a purchase price of $0.0005 per share, although Boustead may not own more than 9.99% of total outstanding preferred shares after any conversion. Boustead may exercise the warrant in a cashless exercise. Boustead may also, at its sole discretion, convert preferred shares to common shares based on a Conversion Rate in the Certificate of Designation for the Series A Preferred Stock.

On January 31, 2020, the Company authorized an increase in common shares to 5,000,000,000 and an increase in preferred shares to 1,500,000,000.

On February 7. 2020, the Company issued 314,000,000 shares of common stock to 18 individuals for services.

On February 11, 2020, the Company issued 80,000,000 shares of common stock to Jason Chang, the CEO of the Company, for services.

On February 28, 2020, the Company issued a $25,000 convertible note (the “Convertible Note”) to an accredited investor in exchange for $20,000. The Convertible Note carries a 4% annual interest rate and had an original due date of April 2, 2020. The investor granted the Company an extension to April 30, 2020. The conversion rate of the Convertible Note is $0.0001.

On March 25, 2020, the Company issued 205,000,000 shares of common stock to Jason Chang, the CEO of the Company, in settlement of $205,000 in related party debt.

Since January 1, 2020, the Company sold 281,000,000 shares of common stock at from $0.0001 to $0.006 per share and received proceeds of $47,600. Of these shares, 36,000,000 were purchased by a director of the Company and the Company received proceeds of $3,600.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition or liquidity for fiscal year 2020. However, to date there has not been a decrease in sales. The Company believes that in this time of uncertainty, individuals are buying collectible coins as a safe haven. The Company is unable to predict if such buying will continue during this time of uncertainty or if the buying will decrease as events change and evolve.

