Form 10-Q
period 2020-03-31
Sunstock, Inc.
filed 2020-06-29
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at June 29, 2020
Common Stock, par value $0.0001	2,319,677,703

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	4

Unaudited Condensed and Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	5

Unaudited Condensed and Consolidated Statements of Changes in Stockholders’ Equity (Deficit) as of March 31, 2020 and 2019	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 21

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$51,444	$153,635
Accounts receivable	219	21,180
Inventory – coins	198,632	134,995
Inventory – precious metals	336,908	397,873
Prepaid expenses	283,240	112,000

Total current assets	870,443	819,683

Property and equipment net	7,277	9,473
Right of use lease asset	47,060	49,596

Total assets	$924,780	$878,752

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$272,587	$660,114
Operating lease liability – current	11,187	10,740
Stock payable	550,000	150,000
Loans payable – related parties	-	60,742
Convertible notes payable, net of discount	6,944	906,935
Derivative liability - conversion feature	-	3,240,220

Total current liabilities	840,718	5,028,751

Operating lease liability – non-current	35,873	38,856

Total liabilities	876,591	5,067,607

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, Series A; $0.0001 par value, 1,500,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 2,244,677,703 and 1,292,135,603 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	224,468	129,214
Receivable from shareholders	(50,200)	(25,100)
Additional paid - in capital	59,966,050	58,592,366
Accumulated deficit	(60,092,129)	(62,885,335)

Total stockholders’ equity (deficit)	48,189	(4,188,855)
Total liabilities and stockholders’ equity (deficit)	$924,780	$878,752

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2020	2019

Revenues	$2,729,199	$867,438
Cost of revenue	2,668,069	813,913
Gross profit	61,130	53,525

Operating expenses
Professional fees	476,726	447,088
Compensation	526,575	4,037,870
Other operating expenses	28,540	32,036
Total operating expenses	1,031,841	4,516,994

Loss from operations	(970,711)	(4,463,469)

Other income (expense)
Unrealized loss on investments in precious metals	(60,965)	(2,337)
Interest expense	(8,821)	(77,096)
Loss on settlement of related party debt	(182,032)	-
Gain from settlement of notes payable	776,315	-
Changes in fair value of derivative liability	3,240,220	(6,721,498)
Total other income (expense), net	3,764,717	(6,800,931)

Income (loss) before provision for income taxes	2,794,006	(11,264,400)

Provision for income taxes	800	800

Net income (loss)	$2,793,206	$(11,265,200)

Income (loss) per share – basic	$0.00	$(0.02)

Income (loss) per share - diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding – basic	1,712,658,626	495,061,893

Weighted average number of common shares outstanding – diluted	1,806,065,219	495,061,893

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares	Common Stock	Additional Paid- In Capital	Shareholders Receivable	Accumulated Deficit	Total
Balance at December 31, 2018	382,117,449	$38,212	$49,816,650	-	$(52,760,269)	$(2,905,407)
Issuance of common stock for cash	195,000,000	19,500	59,850	-	-	79,350
Estimated fair value difference of common stock issued for cash below fair value	-	-	4,025,650	-	-	4,025,650
Net loss	-	-	-	-	(11,265,200)	(11,265,200)
Balance at March 31, 2019	577,117,449	$57,712	$53,902,150	-	$(64,025,469)	$(10,065,607)

Balance at December 31, 2019	1,292,135,603	$129,214	$58,592,366	$(25,100)	$(62,885,335)	$(4,188,855)
Issuance of common stock for cash and receivables	206,000,000	20,600	19,500	(25,100)		15,000
Estimated difference in fair value of common stock issued for cash	-	-	421,200			421,200
Issuance of common stock for services	314,000,000	31,400	314,000			345,400
Issuance of common stock for services related party	80,000,000	8,000	200,000			208,000
Issuance of common stock for convertible notes	24,590,164	2,459	12,541			15,000
Issuance of common stock for related party notes payable	229,737,650	22,974	209,232			232,206
Estimated difference in fair value of common stock issued for related party note payable	-	-	182,032			182,032
Issuance of comm stock for exercise of warrants (noncash transaction)	98,214,286	9,821	(9,821)			-
Beneficial conversion feature of convertible note payable	-	-	25,000			25,000
Net income					2,793,206	2,793,206
Balance at March 31, 2020	2,244,677,703	$224,468	$59,966,050	(50,200)	$(60,092,129)	$48,189

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$2,793,206	$(11,265,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	(3,240,220)	6,721,498
Operating lease liability	-	(2,142)
Unrealized loss on investment in precious metals	60,965	2,337
Depreciation	2,196	4,081
Amortization of debt discount and issuance costs, net	-	5,889
Common stock issued for services including amortization of prepaid consulting	553,400	4,025,650
Excess of fair value of common stock issued for cash	421,200	-
Excess of fair value of common stock issued to related party upon conversion of notes payable	182,032	-
Amortization of beneficial conversion feature	6,944	-
Gain on settlement of convertible notes payable	(766,937)	-
Changes in operating assets and liabilities
Accounts receivable	20,961	788
Inventories – coins	(63,637)	(40,001)
Prepaid expenses	(171,240)	380,283
Accounts payable and accrued expenses	47,339	62,426
Net cash used in operating activities	(153,791)	(104,391)
INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	15,000	79,350
Proceeds from convertible notes payable	25,000	-
Payments on convertible notes payable	(539,738)	-
Stock payable	400,000	-
Proceeds from notes payable related parties	151,338	-
Payments on notes payable related parties	-	(11,726)
Net cash provided by financing activities	51,600	67,624

Net change in cash	(102,191)	(36,767)
Cash, beginning of period	153,635	84,439
Cash, end of period	$51,444	$47,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$150,335	$1,772
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Estimated fair value of common stock issued for conversion of related party debt	$182,032	$-
Common stock issued for services	$553,400	$-
Common stock issued in exchange for convertible notes	$15,000	$-

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

The Company’s business plan includes the buying, selling and distribution of precious metals, primarily gold. The Company pursues a “ground to coin” strategy, whereby it seeks to acquire mining assets as well as rights to purchase mining production and to sell these metals primarily through retail channels including their own branded coins. The company emphasizes investment in enduring assets that we believe may provide ‘resource to retail’ conversion upside. Our goal is to provide our shareholders with an exceptional opportunity to capture value in the precious metals sector without incurring many of the costs and risks associated with actual mining operations.

BASIS OF PRESENTATION

The accompanying condensed and consolidated financial statements of Sunstock, Inc. were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP.

The accompanying condensed and consolidated balance sheet at December 31, 2019, has been derived from audited condensed and consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP). The accompanying unaudited condensed and consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited condensed and consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (SEC) on the opinion of management, all material adjustments (consisting of normal recurring

BASIS OF PRESENTATION (CONTINUED)

adjustments) considered necessary for a fair presentation have been made to the condensed and consolidated financial statements. The condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2020 are not necessary indicative of the results that may be expected for the year ended December 31, 2020 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2020 and December 31, 2019.

INVENTORIES

COLLECTIBLE COINS – MOM’S SILVER SHOP

The Company acquired the Retail Store in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $198,632 at March 31, 2020 compared to $134,995 at December 31, 2019.

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

PRECIOUS METALS AND COINS HELD FOR INVESTMENT - SUNSTOCK

Inventories of precious metals and coins held for investment at March 31, 2020 also include $336,908 of bullion and bullion coins and $397,873 at December 31, 2019 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver bullion to achieve long-term gains, the bullion is available to pay current obligations

PRECIOUS METALS AND COINS HELD FOR INVESTMENT – SUNSTOCK (CONTINUED)

should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized loss in precious metals of $60,965 for the three months ended March 31, 2020 and $2,337 for the three months ended March 31, 2019.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2019. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

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

REVENUE RECOGNITION (CONTINUED)

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company or when a point of sale transaction is completed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales. The Company does not accept returns.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at March 31, 2020 and December 31, 2019.

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

For the three months ended March 31, 2019, there were no potentially dilutive shares that were included in the diluted loss per share as their effect would have been antidilutive for the years then ended.

For the three months ended March 31, 2020, there were 93,406,593 potentially dilutive shares that were included in the diluted earnings per share.

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

At March 31, 2020 and December 31, 2019, the Company’s financial instruments include cash, accounts receivable and accounts payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of $60,092,129 as of March 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These condensed and consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In the first quarter of 2020, outstanding convertible notes payable balances as of December 31, 2019, were either converted to common stock or paid off. In relation to that, the Company has had discussions with a third party in regards to raising funds through a private placement of equity which, if it occurs, will provide the Company with funds to expand its operations and likely eliminate the going concern issue.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, FASB issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the update simplify the accounting for income taxes by removing the following exceptions:

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on January 1, 2019:

	January 1, 2019 (unaudited)
	pre-adoption	adoption impact	post-adoption
Assets
Right of use lease asset	$-	$59,777	$59,777
Total assets	$-	$59,777	$59,777
Liabilities and Stockholders’ Equity
Operating lease liability – current	$-	$9,088	$9,088
Operating lease liability - non-current	-	50,689	50,689
Total liabilities and stockholders’ equity	$-	$59,777	$59,777

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31, 2020	December 31, 2019
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(51,183)	(48,987)
	$7,277	$9,473

Depreciation expense for the three months ended March 31, 2020 and 2019 was $2,196 and $4,081, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2020	December 31, 2019
Accounts payable	$15,452	$-
Accrued consultant fees	143,753	130,000
Accrued audit fees	85,528	52,916
Expenses owed consultant	22,668	33,480
Accrued settlement fees	-	26,640
Accrued interest payable	96	415,823
Other accrued expenses	5,090	1,255
	$272,587	$660,114

NOTE 6 – STOCK PAYABLE

During December 2019, a third party deposited $150,000 in an escrow account in exchange for 200,000,000 shares of Series A Preferred Stock and 100,000,000 common stock warrants. The funds were used as part of the payments of convertible notes payable in January 2020. The preferred stock has not been issued as of the date of this filing.

In January and February 2020, a related party deposited $200,000 in an escrow account in exchange for 400,000,000 shares of Series A Preferred Stock. The funds were used as part of the payments of convertible notes payable in January 2020. The preferred stock has not been issued as of the date of this filing.

In January 2020, a third party deposited $200,000 in an escrow account in exchange for 400,000,000 shares of Series A Preferred Stock and 100,000,000 common stock warrants. The funds were used as part of the payments of convertible notes payable in January 2020. The preferred stock has not been issued as of the date of this filing.

The Series A Preferred Stock have a dividend rate of 8%, which increases to 15% after two years and are cumulative. Upon a liquidation, the shareholders shall receive $0.013 per share before any distribution is made to any junior shares. Shareholders shall have the right to convert any number of their shares into common shares at any time. The conversion shall be equal to the greater of 1) one share of common stock if the market value of the common stock is at or above $0.001 per share, or 2) if the market value of the common stock is below $0.001 per share, then the conversion shall be the number of shares to be converted times the conversion rate of $0.001 divided by the market value.

NOTE 7 - RELATED PARTY ACTIVITY

During the three months ended March 31, 2020, the Company’s chief executive officer purchased 400,000,000 shares of Series A Preferred Stock for $200,000. The funds were used as part of the payments of convertible notes payable in January 2020. The preferred stock has not been issued as of the date of this filing.

During the three months ended March 31, 2020, the Company’s chief executive officer was granted 80,000,000 shares of the Company’s common stock for services for the period January 1, 2020 through June 30,2020. The shares were valued at $208,000 based on the closing price on the grant date. $104,000 was recorded as employee compensation expense and $104,000 was recorded as prepaid expense.

During the three months ended March 31, 2020, Ramnik Clair, the Company’s senior VP and a director, purchased 36,000,000 shares of the Company’s common stock valued at $424,800 based on the closing price on the grant date. $421,200 was recorded as employee compensation expense and $3,600 was recorded as other receivables.

During the three months ended March 31, 2020, the Company was provided loans totaling $151,338 by the Company’s chief executive officer. The loans bear interest at 6% per annum. During the three months ended March 31, 2020, $232,206 in notes payable and accrued interest to the Company’s chief executive officer were converted to 229,737,650 shares of the Company’s common stock valued at $414,238 based on the closing price on the grant dates. $182,032 was recorded as loss on settlement of related party debt.

During the year ended December 31, 2019, the Company’s chief executive officer purchased 302,000,000 shares of the Company’s common stock below market price for $172,850. $4,798,150 was recorded as stock-based compensation in the accompanying statement of operations.

During the year ended December 31, 2019, the Company was provided loans totaling $78,400 by the Company’s chief executive officer. The loans bear interest at 6% per annum. During the year ended December 31, 2019, the Company’s chief executive officer received 186,908,000 shares of common stock below market value in exchange for $186,908 in notes payable related party. $346,073 was recorded as a loss from settlement of debt with related party in the accompanying statement of operations.

NOTE 7 - RELATED PARTY ACTIVITY (CONTINUED)

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

The following table is a summary of the activity for Loans payable- related parties for the three months ended March 31, 2020:

Balance at 12/31/2019	$60,742
Loan increases	151,338
Loan principal converted to common stock	(212,080)
Balance at 03/31/2020	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases space for the Retail Store. The lease is for five years and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of March 31, 2020, the maturities of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2020	$12,218
2021	16,738
2022	17,240
2023	13,221
Total remaining lease payments	59,417
Less: imputed interest	(12,357)
Total operating lease liabilities	47,060
Less: current portion	(11,187)
Long term operating lease liabilities	$35,873

Weighted average remaining lease term	42 months
Weighted average discount rate	12%

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

LITIGATION (CONTINUED)

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

In October and November 2019, Power Up converted the remaining principal of $53,000 and $3,180 in accrued interest of its December 19, 2017, debt into 32.586,386 shares of common stock.

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

On January 28, 2020, the Company reached a settlement and release agreement with Crown Bridge, in which $90,000 cash was paid to them on January 31, 2020, whereby Crown Bridge released the Company of all claims. A Stipulation of Dismissal has not been filed as of the date of this report.

In summary of the settlements, the Company recorded $776,315 gain from settlements, $891,935 reduction in loans and loan penalties, $424,118 reduction in accrued interest, and $539,738 cash payments.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes are as follows as of March 31, 2020:

	Original principal	Outstanding balance at March 31, 2020	Interest rate	Accrued interest	Maturity (1)
Innovative Digital, February 26, 2020	25,000	25,000	4%	96	2-Apr-20

	$25,000	$25,000		$96

(1)	The original maturity date of April 2, 2020 was extended to June 30, 2020.

During the three months ended March 31, 2020, the Company recorded $6,944 of beneficial conversion feature interest expense.

On February 26, 2020, the Company entered into a Convertible Promissory Note with Innovative Digital Technology in the principal amount of $25,000. The note bears interest at 4% per annum and was due and payable on April 2, 2020. If the note is not paid prior to maturity date, then the note holder has the right to convert the note into shares of the Company’s common stock. The right to conversion was changed to June 30, 2020 with the extension of note maturity to June 30, 2020. The conversion may either be for cash at the price of $0.0001 per share or at a set formula.

All convertible notes outstanding as of December 31, 2019 (see LITIGATION in Note 8) were either converted to stock or paid in the three months ended March 31, 2020.

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

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company classified all conversion features as derivative liabilities. All convertible notes with derivative liabilities were either converted to common stock or were settled by payment as of March 31, 2020.

NOTE 10 – DERIVATIVE LIABILITIES (CONTINUED)

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the three months ended March 31, 2020:

Balance December 31, 2019	$3,240,220
Elimination of fair value due to elimination of debt	(3,240,220)
Balance as of March 31, 2020	$-

NOTE 11- STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock.

During the three months ended March 31, 2020, the Company recorded stock receivable in the aggregate of $25,100 from the issuance of 206,000,000 shares of its common stock. $20,600 was recorded to common stock and $19,500 to additional paid-in capital. $15,000 cash was received.

During the three months ended March 31, 2020, the Company issued 314,000,000 shares of its common stock for services with a fair market value of $345,400. $172,700 was recorded to consultant comp expense and $172,700 was recorded to prepaid expenses.

During the three months ended March 31, 2020, the Company issued 80,000,000 shares of its common stock to its chief executive officer for services with a fair market value of $208,000. $104,000 was recorded to employee comp expense and $104,000 was recorded to prepaid expenses.

During the three months ended March 31, 2020, the Company issued 24,590,164 shares of its common stock for the conversion of $15,000 of convertible note payable.

During the three months ended March 31, 2020, the Company issued 229,737,650 shares of its common stock for the conversion of $212,080 of related party notes payable and $20,126 accrued interest payable.

During the three months ended March 31, 2020, the Company issued 98,214,286 shares of its common stock for the cashless conversion of warrants exercised.

During the three months ended March 31, 2020, the Company recorded $25,000 in beneficial conversion feature for a convertible note issued in February 2020. $6,944 was expensed to interest expense.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

On April 3, 2020, the Company issued 75,000,000 shares of its common stock for $7,500 cash.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition or liquidity for the fiscal year 2020. However, to date there has not been a decrease in sales. The Company believes that in this time of uncertainty, individuals are buying collectible coins as a safe haven. The Company is unable to predict if such buying will continue during this time of uncertainty or if the buying will decrease as events change and evolve.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on April 27, 2020, as well as the consolidated financial statements and related notes contained therein.

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

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of $60,092,129 as of March 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

In the first quarter of 2020, outstanding convertible notes payable balances as of December 31, 2019, were either converted to common stock or paid off. In relation to that, the Company has had discussions with a third party in regards to raising funds through a private placement of equity which, if it occurs, will provide the Company with funds to expand its operations and likely eliminate the going concern issue.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Discussion of the Three Months ended March 31, 2020 and 2019

The Company generated revenues during the three months ended March 31, 2020 of $2,729,199 as compared to $867,438 in revenues posted for the three months ended March 31, 2019. The increase in revenues is due to increased business at Mom’s Silver Shop, which was acquired in October 2018.

For the three months ended March 31, 2020 and 2019, cost of sales was $2,668,069 and $813,913, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees increased to $476,726 from $447,088 for the three months ended March 31, 2020 and 2019, respectively, of which $172,700 was due to services performed in the quarter for stock issued in February 2020. Compensation decreased to $526,575 from $4,037,870 for the three months ended March 31, 2020 and 2019, respectively, of which $525,200 in the three months ended March 31, 2020 were for shares issued to the chief executive officer below market price for services and for shares sold to the senior VP below market price and $4,025,650 for the three months ended March 31, 2019 were for the fair value of shares purchased by the chief executive officer below market prices. Other operating expenses decreased to $28,540 from $32,036 for the three months ended March 31, 2020 and 2019, respectively.

Interest expense decreased to $8,821 for the three months ended March 31, 2020 from $77,096 for the three months ended March 31, 2019, primarily due to the conversion to common stock and the settlement of all convertible debt as of March 31, 2019 during the rest of 2019 and the three months ended March 31, 2020. Fair value of derivative liability decreased by $3,240,220 for the three months ended March 31, 2020 compared to an increase of $6,721,498 for the three months ended March 31, 2019. All derivative liability was reversed in the three months ended March 31, 2020 due to all related convertible debt converted to common stock or settled in the three months ended March 31, 2020.

Stock issued below market increased to $182,032 for the three months ended March 31, 2020 from $0 for the three months ended March 31, 2019. That represents shares issued below market value to the Company’s chief financial officer in exchange for related party debt.

Gain from settlement increased to $776,315 for the three months ended March 31, 2020 from $0 for the three months ended March 31, 2019. That is the result of settlements of the outstanding December 31, 2019 convertible notes in which the settlements were less than the recorded totals of principal, loan penalties, and accrued interest.

Unrealized loss on investments in precious metals increased to $60,965 for the three months ended March 31, 2020 from $2,337 for the three months ended March 31, 2019. The March 31, 2020 price of silver was 21% less than the price at December 31, 2019.

During the three months ended March 31, 2020, the Company posted a net income of $2,793,206 as compared to a net loss of $11,265,200 for the three months ended March 31, 2019. Such change is primarily related to the writeoff of derivative liabilities, the gain from settlements of convertible notes payable, and the net decreases in fair value of stock issued to our CEO and consultants, offset by loss on settlement of related party debt.

Liquidity and Capital Resources

As of March 31, 2020, the Company had $51,444 in cash, $50,419 in accounts receivable, and $535,540 in inventory of precious metals and coins compared to $153,635 in cash, $46,280 in accounts receivable, and $532,868 in inventory at December 31, 2019.

Net cash used in operating activities totaled $153,791 during the three months ended March 31, 2020 as compared to net cash used in operating activities of $104,391 during the three months ended March 31, 2019. Consolidated net income was $2,793,206 for the three months ended March 31, 2020 as compared to consolidated net loss of $11,265,200 for the three months ended March 31, 2019. Explanation of the difference between these three months of 2020 and 2019 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income/(net loss) for the three months ended March 31, 2020 and 2019, respectively, consist primarily of change in fair value of derivative liability, unrealized loss on investment in precious metals, depreciation, estimated fair value of common stock issued for services, estimated fair value of common stock issued for cash, and gain on settlements of convertible notes payable.

Change in fair value of derivative liability were ($3,240,220) and $6,721,498, respectively, for the three months ended March 31, 2020 and 2019. Operating lease liability was $0 and ($2,142), respectively, for the three months ended March 31, 2020 and 2019. Unrealized losses on investment in precious metals were $60,965 and $2,337, respectively, for the three months ended March 31, 2020 and 2019. Depreciation was $2,196 and $4,081, respectively, for the three months ended March 31, 2020 and 2019. Amortization of debt discount and issuance costs was $0 and $5,889, respectively, for the three months ended March 31, 2020 and 2019. Estimated fair value of common stock issued for services was $553,400 and $4,025,650, respectively, for the three months ended March 31, 2020 and 2019. Excess of fair value of common stock issued for cash was $421,200 and $0, respectively, for the three months ended March 31, 2020 and 2019. Excess of fair value of common stock issued to related party upon conversion of note payable was $182,032 and $0, respectively, for the three months ended March 31, 2020 and 2019. Amortization of beneficial conversion feature was $6,944 and $0, respectively, for the three months ended March 31, 2020 and 2019. Gain on settlement of convertible notes payable was $766,937 and $0, respectively, for the three months ended March 31, 2020 and 2019.

Changes in assets and liabilities for accounts receivable, inventories, prepaid expenses, stock payable, and accounts payable and accrued expenses totaled ($166,577) and $403,496, respectively, for the three months ended March 31, 2020 and 2019, respectively.

No cash was used in investing activities for the three months ended March 31, 2020 and 2019, respectively.

Net cash provided by financing activities was $51,600 for the three months ended March 31, 2020 and net cash provided by financing activities was $67,624 for the three months ended March 31, 2019. Proceeds of $25,000 and $0 were received from the issuance of convertible notes payable for the three months ended March 31, 2020 and 2019, respectively. Payments on convertible notes payable were $539,738 and $0, respectively, for the three months ended March 31, 2020 and 2019. Proceeds of $400,000 and $0 were received from stock payable, respectively, for the three months ended March 31, 2020 and 2019. Proceeds of $15,000 and $79,350 were received from the issuance of common stock, respectively, for the three months ended March 31, 2020 and 2019. $151,338 and $0, respectively were received from notes payable related party for the three months ended March 31, 2020 and 2019. Payments of $0 and $11,726 were made on notes payable related party for the three months ended March 31, 2020 and 2019, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)

As of March 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its current fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, we issued the following unregistered securities:

We recorded stock receivable in the aggregate of $25,100 and received $15,000 cash from the issuance of 206,000,000 shares of our common stock.

We issued 314,000,000 shares of our common stock for services with a fair market value of $345,400.

We issued 80,000,000 shares of our common stock to our chief executive officer for services with a fair market value of $208,000.

We issued 24,590,164 shares of our common stock for the conversion of $15,000 of convertible note payable.

We issued 229,737,650 shares of our common stock for the conversion of $212,080 of related party notes payable and $20,126 accrued interest payable.

We issued 98,214,286 shares of our common stock for the cashless conversion of warrants exercised.

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

SUNSTOCK, INC.

Dated: June 29, 2020	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

Dated: June 29, 2020	By:	/s/ Ramnik Clair
Ramnik Clair
President, Chief Financial Officer
Vice President, Board Member

