Form 10-Q
period 2020-06-30
Sunstock, Inc.
filed 2020-09-29
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

916-860-9622

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SSOK	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at September 29, 2020
Common Stock, par value $0.0001	2,714,677,703

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	4

Unaudited Condensed and Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019	5

Unaudited Condensed and Consolidated Statements of Changes in Stockholders’ Equity (Deficit) as of June 30, 2020 and 2019	6

Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	7

Notes to Unaudited Condensed Financial Statements	8 - 21

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$62,956	$153,635
Accounts receivable	219	21,180
Inventory – coins	238,376	134,995
Inventory – precious metals	421,783	397,873
Prepaid expenses	6,358	112,000

Total current assets	729,692	819,683

Property and equipment net	5,375	9,473
Right of use lease asset	44,447	49,596

Total assets	$779,514	$878,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$299,375	$660,114
Operating lease liability – current	11,649	10,740
Preferred stock payable	550,000	150,000
Loans payable – related parties	42,500	60,742
Convertible notes payable, net of discount	-	906,935
Derivative liability - conversion feature	-	3,240,220
Total current liabilities	903,524	5,028,751
SBA loan	150,000	-
Operating lease liability – non-current	32,798	38,856
Total liabilities	1,086,322	5,067,607

Stockholders’ deficit		-
Preferred stock; $0.0001 par value, 1,500,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 2,319,677,703 and 1,292,135,603 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	231,968	129,214
Receivable from shareholders	(50,200)	(25,100)
Additional paid - in capital	59,966,050	58,592,366
Accumulated deficit	(60,454,626)	(62,885,335)

Total stockholders’ deficit	(306,808)	(4,188,855)
Total liabilities and stockholders’ deficit	$779,514	$878,752

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenues	$2,478,688	$1,058,818	$5,207,887	$1,926,256
Cost of revenue	2,437,421	1,015,491	5,105,490	1,829,404
Gross profit	41,267	43,327	102,397	96,852

Operating expenses
Professional fees	251,253	171,700	727,979	618,788
Compensation	180,988	7,524	707,473	4,045,394
Other operating expenses	39,142	19,772	67,682	51,808
Total operating expenses	471,293	198,996	1,503,134	4,715,990

Loss from operations	(430,026)	(155,669)	(1,400,737)	(4,619,138)

Other income (expense)
Unrealized gain on investments in precious metals	84,875	14,515	23,910	12,178
Interest expense	(18,302)	(59,598)	(25,342)	(125,085)
Interest expense related party	(44)	(2,420)	(1,825)	(14,029)
Loss on settlement of related party debt	-	-	(182,032)	-
Gain from settlement of notes payable	-	-	776,315	-
Other income	1,000	-	1,000	-
Changes in fair value of derivative liability	-	5,378,969	3,240,220	(1,342,529)
Total other income (expense), net	67,529	5,331,466	3,832,246	(1,469,465)

Income (loss) before provision for income taxes	(362,497)	5,175,797	2,431,509	(6,088,603)

Provision for income taxes	-	-	800	800

Net income (loss)	$(362,497)	$5,175,797	$2,430,709	$(6,089,403)

Income (loss) per share - basic	$(0.00)	$0.01	$0.00	$(0.06)

Income (loss) per share - diluted	$(0.00)	$0.00	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic	2,317,205,176	578,831,735	2,014,931,901	537,426,841

Weighted average number of common shares outstanding – diluted	2,317,205,176	1,041,413,591	2,908,668,164	537,426,841

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

		Common	Additional Paid-	Shareholders	Accumulated
	Shares	Stock	In Capital	Receivable	Deficit	Total
Balance at December 31, 2018	382,117,449	$38,212	$49,816,650	$-	$(52,760,269)	$(2,905,407)
Issuance of common stock for cash	195,000,000	19,500	59,850	-	-	79,350
Estimated fair value difference of common stock issued for cash below fair value	-	-	4,025,650	-	-	4,025,650
Net loss	-	-	-	-	(11,265,200)	(11,265,200)
Balance at March 31, 2019 (unaudited)	577,117,449	$57,712	$53,902,150	$-	$(64,025,469)	$(10,065,607)
Issuance of common stock for cash	2,250,000	225	11,275	-	-	11,500
Net income	-	-	-	-	5,175,797	5,175,797
Balance at June 30, 2019 (unaudited)	579,367,449	$57,937	$53,913,425	$-	$(58,849,672)	$(4,878,310)

Balance at December 31, 2019	1,292,135,603	$129,214	$58,592,366	$(25,100)	$(62,885,335)	$(4,188,855)
Issuance of common stock for cash and receivables	206,000,000	20,600	19,500	(25,100)	-	15,000
Estimated difference in fair value of common stock issued for cash	-	-	421,200	-	-	421,200
Issuance of common stock for services	314,000,000	31,400	314,000	-	-	345,400
Issuance of common stock for services related party	80,000,000	8,000	200,000	-	-	208,000
Issuance of common stock for convertible notes	24,590,164	2,459	12,541	-	-	15,000
Issuance of common stock for related party notes payable	229,737,650	22,974	209,232	-	-	232,206
Estimated difference in fair value of common stock issued for related party note payable	-	-	182,032	-	-	182,032
Issuance of common stock for exercise of warrants (noncash transaction)	98,214,286	9,821	(9,821)	-	-	-
Beneficial conversion feature of convertible note payable	-	-	25,000	-	-	25,000
Net income	-	-	-	-	2,793,206	2,793,206
Balance at March 31, 2020 (unaudited)	2,244,677,703	$224,468	$59,966,050	$(50,200)	$(60,092,129)	$48,189
Issuance of common stock for cash	75,000,000	7,500	-	-	-	7,500
Net loss	-	-	-	-	(362,497)	(362,497)
Balance at June 30, 2020 (unaudited)	2,319,677,703	$231,968	$59,966,050	$(50,200)	$(60,454,626)	$(306,808)

The accompanying notes are an integral part of the financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$2,430,709	$(6,089,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	(3,240,220)	1,342,529
Unrealized gain on investment in precious metals	(23,910)	(12,178)
Depreciation	4,098	2,848
Amortization of debt discount and issuance costs, net	-	5,889
Common stock issued for services including amortization of prepaid consulting	553,400	4,025,650
Excess of fair value of common stock issued for cash	421,200	-
Excess of fair value of common stock issued to related party upon conversion of notes payable	182,032	-
Amortization of beneficial conversion feature	25,000	-
Gain on settlement of convertible notes payable	(776,315)	-
Changes in operating assets and liabilities
Accounts receivable	20,961	788
Inventory – coins	(103,381)	(76,274)
Prepaid expenses & services	105,642	477,488
Common stock payable	-	28,900
Accounts payable and accrued expenses	83,505	162,861
Net cash used in operating activities	(317,279)	(130,902)
INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	22,500	90,850
Proceeds from convertible notes payable	25,000	-
Payments on convertible notes payable	(564,738)	-
Stock payable	400,000	-
Proceeds from SBA loan	150,000	-
Proceeds from notes payable related parties	193,838	-
Payments on notes payable related parties	-	(24,726)
Net cash provided by financing activities	226,600	66,124

Net change in cash	(90,679)	(64,778)
Cash, beginning of period	153,635	84,439
Cash, end of period	$62,956	$19,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$150,335	$1,772
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued in exchange for convertible notes	$15,000	$-

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

BASIS OF PRESENTATION (CONTINUED)

The accompanying condensed and consolidated balance sheet at December 31, 2019, has been derived from audited condensed and consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP). The accompanying unaudited condensed and consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited condensed and consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (SEC) on the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed and consolidated financial statements. The condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the six months ended June 30, 2020 are not necessary indicative of the results that may be expected for the year ended December 31, 2020 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2020 and December 31, 2019.

INVENTORIES

COLLECTIBLE COINS – MOM’S SILVER SHOP

The Company acquired the Retail Store in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $238,376 at June 30, 2020 compared to $134,995 at December 31, 2019.

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

PRECIOUS METALS AND COINS HELD FOR INVESTMENT - SUNSTOCK

Inventories of precious metals and coins held for investment at June 30, 2020 also include $421,783 of gold and silver bullion and bullion coins and $397,873 at December 31, 2019 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

PRECIOUS METALS AND COINS HELD FOR INVESTMENT – SUNSTOCK (CONTINUED)

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metals of $23,910 for the six months ended June 30, 2020 and an unrealized gain of $12,178 for the six months ended June 30, 2019.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the six months ended June 30, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at June 30, 2020 and December 31, 2019.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock warrants and have been excluded from the computation of diluted earnings (loss) per share for the three months ended June 30, 2019 and the six months ended June 30, 2020 because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three months ended June 30, 2019, there were 462,581,856 potentially dilutive shares that were included in the diluted earnings per share. For the six months ended June 30, 2019, there were no potentially dilutive shares that were included in the diluted loss per share as their effect would have been anti-dilutive.

For the three months ended June 30, 2020 there were no potentially dilutive shares that were included in the diluted loss per share as their effect would have been anti-dilutive. For the six months ended June 30, 2020, there were 893,736,264 potentially dilutive shares that were included in the diluted earnings per share.

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

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, such as derivative liabilities in relation to the conversion feature of notes payable.

At June 30, 2020 and December 31, 2019, the Company’s financial instruments include cash, accounts receivable and accounts payable and accrued expenses. The carrying amount of cash, accounts receivable and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of $60,454,626 as of June 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on January 1, 2019:

	January 1, 2019 (unaudited)
	pre-adoption	adoption impact	post-adoption
Assets
Right of use lease asset	$-	$59,777	$59,777
Total assets	$-	$59,777	$59,777
Liabilities and Stockholders’ Equity
Operating lease liability – current	$-	$9,088	$9,088
Operating lease liability - non-current	-	50,689	50,689
Total liabilities and stockholders’ equity	$-	$59,777	$59,777

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30, 2020	December 31, 2019
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(53,085)	(48,987)
	$5,375	$9,473

Depreciation expense for the six months ended June 30, 2020 and 2019 was $4,098 and $2,848, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2020	December 31, 2019
Accounts payable	$3,731	$-
Accrued consultant fees	150,866	130,000
Accrued audit fees	66,575	52,916
Accrued payroll	30,000	-
Expenses owed consultant	22,668	33,480
Accrued dividends payable	19,853	-
Accrued settlement fees	-	26,640
Accrued interest payable	44	415,823
Other accrued expenses	5,638	1,255
	$299,375	$660,114

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

NOTE 7 - RELATED PARTY ACTIVITY

During the six months ended June 30, 2020, the Company’s chief executive officer purchased 400,000,000 shares of Series A Preferred Stock for $200,000. The funds were used as part of the payments of convertible notes payable in January 2020. The preferred stock has not been issued as of the date of this filing.

During the six months ended June 30, 2020, the Company’s chief executive officer was granted 80,000,000 shares of the Company’s common stock for services for the period January 1, 2020 through June 30,2020. The shares were valued at $208,000 based on the closing price on the grant date. $104,000 and $208,000 were recorded as employee compensation expense in the three months and six months ended June 30, 2020, respectively.

During the six months ended June 30, 2020, Ramnik Clair, the Company’s senior VP and a director, purchased 36,000,000 shares of the Company’s common stock valued at $424,800 based -on the closing price on the grant date. $421,200 was recorded as employee compensation expense and $3,600 was recorded as other receivables.

During the six months ended June 30, 2020, the Company was provided loans totaling $193,838 by the Company’s chief executive officer. The loans bear interest at 6% per annum. During the six months ended June 30, 2020, $232,206 in notes payable and accrued interest to the Company’s chief executive officer were converted to 229,737,650 shares of the Company’s common stock valued at $414,238 based on the closing price on the grant dates. $182,032 was recorded as loss on settlement of related party debt.

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

The following table is a summary of the activity for Loans payable- related parties for the six months ended June 30, 2020:

Balance at 12/31/2019	$60,742
Loan increases	193,838
Loan principal converted to common stock	(212,080)
Balance at 06/30/2020	$42,500

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases space for the Retail Store. The lease is for five years and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of June 30, 2020, the maturities of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2020	$8,186
2021	16,738
2022	17,240
2023	13,221
Total remaining lease payments	55,385
Less: imputed interest	(10,938)
Total operating lease liabilities	44,447
Less: current portion	(11,649)
Long term operating lease liabilities	$32,798

Weighted average remaining lease term	39 months
Weighted average discount rate	12%

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

In summary of the settlements with Auctus, EMA, and Crown Bridge in January 2020, the Company recorded $776,315 gain from settlements, $891,935 reduction in loans and loan penalties, $424,118 reduction in accrued interest, and $539,738 cash payments.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

There were no convertible notes payable as of June 30, 2020.

On February 26, 2020, the Company entered into a Convertible Promissory Note with Innovative Digital Technology in the principal amount of $25,000. The note bears interest at 4% per annum and was due and payable on April 2, 2020. If the note is not paid prior to maturity date, then the note holder has the right to convert the note into shares of the Company’s common stock. The right to conversion was changed to June 30, 2020 with the extension of note maturity to June 30, 2020. The note and accrued interest of $342 were paid on June 30, 2020.

All convertible notes outstanding as of December 31, 2019 (see LITIGATION in Note 8) were either converted to stock or paid during the six months ended June 30, 2020.

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

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company classified all conversion features as derivative liabilities. All convertible notes with derivative liabilities were either converted to common stock or were settled by payment as of June 30, 2020.

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the six months ended June 30, 2020:

Balance December 31, 2019	$3,240,220
Elimination of fair value due to elimination of debt	(3,240,220)
Balance as of June 30, 2020	$-

Note 11 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $731 are monthly beginning twelve months after closing.

NOTE 12- STOCKHOLDER’S DEFICIT

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock.

During the six months ended June 30, 2020, the Company recorded stock receivable in the aggregate of $25,100 from the issuance of 203,500,000 shares of its common stock. $20,350 was recorded to common stock and $4,750 to additional paid-in capital.

During the six months ended June 30, 2020, the Company issued 2,500,000 shares of its common stock for $15,000 in cash at a price of $0.006 per share.

During the six months ended June 30, 2020, the Company issued 75,000,000 shares of its common stock for $7,500 in cash at a price of $0.0001 per share.

During the six months ended June 30, 2020, the Company issued 314,000,000 shares of its common stock for services with a fair market value of $345,400 that was recorded to consultant comp expense.

During the six months ended June 30, 2020, the Company issued 80,000,000 shares of its common stock to its chief executive officer for services with a fair market value of $208,000. $104,000 and $208,000 were recorded to employee comp expense for the three and six months ended June 30, 2020, respectively.

During the six months ended June 30, 2020, the Company issued 24,590,164 shares of its common stock for the conversion of $15,000 of convertible note payable.

During the six months ended June 30, 2020, the Company issued 229,737,650 shares of its common stock for the conversion of $212,080 of related party notes payable and $20,126 accrued interest payable.

During the six months ended June 30, 2020, the Company issued 98,214,286 shares of its common stock for the cashless conversion of warrants exercised.

During the six months ended June 30, 2020, the Company recorded $25,000 in beneficial conversion feature for a convertible note issued in February 2020. $25,000 was expensed to interest expense.

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

NOTE 13 – SUBSEQUENT EVENTS

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

In July 2020, 395,000,000 preferred shares were issued and converted to 395,000,000 common shares.

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

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of $60,454,626 as of June 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended June 30, 2020 and 2019

The Company generated revenues during the three months ended June 30, 2020 of $2,478,688 as compared to $1,058,818 in revenues posted for the three months ended June 30, 2019. The increase in revenues is due to increased business at Mom’s Silver Shop, which was acquired in October 2018.

For the three months ended June 30, 2020 and 2019, cost of sales was $2,437,421 and $1,015,491, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees increased to $251,253 from $171,700 for the three months ended June 30, 2020 and 2019, respectively, of which $172,700 was due to services performed in the quarter for stock issued in February 2020. Compensation increased to $180,898 from $7,524 for the three months ended June 30, 2020 and 2019, respectively, of which $104,000 in the three months ended June 30, 2020 were for shares issued to the chief executive officer below market price for services. Other operating expenses increased to $39,142 from $19,772 for the three months ended June 30, 2020 and 2019, respectively.

Interest expense decreased to $18,302 for the three months ended June 30, 2020 from $59,598 for the three months ended June 30, 2019, primarily due to the conversion to common stock and the settlement of all convertible debt as of June 30, 2019 during the rest of 2019 and the six months ended June 30, 2020. Change in fair value of derivative liability was $0 for the three months ended June 30, 2020 compared to a decrease of $5,378,969 for the three months ended June 30, 2019. All derivative liability was reversed in the three months ended March 31, 2020 due to all related convertible debt converted to common stock or settled in January 2020.

Unrealized gain on investments in precious metals increased to $84,875 for the three months ended June 30, 2020 from an unrealized gain of $14,515 for the three months ended June 30, 2019.

Other income increased to $1,000 for the three months ended June 30, 2020 compared to $0 for the three months ended June 30, 2019. The other income was a grant from the United States government.

During the three months ended June 30, 2020, the Company posted a net loss of $362,497 as compared to net income of $5,175,797 for the three months ended June 30, 2019. Such change is primarily related to no change in the fair value of derivative liabilities in 2020 compared to a decrease in 2019.

Discussion of the Six Months ended June 30, 2020 and 2019

The Company generated revenues during the six months ended June 30, 2020 of $5,207,887 as compared to $1,926,256 in revenues posted for the three months ended June 30, 2019. The increase in revenues is due to increased business at Mom’s Silver Shop, which was acquired in October 2018.

For the six months ended June 30, 2020 and 2019, cost of sales was $5,105,490 and $1,829,404, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees increased to $727,979 from $618,788 for the six months ended June 30, 2020 and 2019, respectively, of which $445,400 in the six months ended June 30, 2020 was due to services performed in the six months for stock issued in October 2019 and February 2020. Compensation decreased to $707,473 from $4,045,394 for the six months ended June 30, 2020 and 2019, respectively, of which $629,200 in the six months ended June 30, 2020 were for shares issued to the chief executive officer below market price for services and for shares sold to the senior VP below market price and $4,025,650 for the six months ended June 30, 2019 were for the fair value of shares purchased by the chief executive officer below market prices. Other operating expenses increased to $67,682 from $51,808 for the six months ended June 30, 2020 and 2019, respectively.

Interest expense decreased to $25,342 for the six months ended June 30, 2020 from $125,085 for the six months ended June 30, 2019, primarily due to the conversion to common stock and the settlement of all convertible debt as of June 30, 2019 during the rest of 2019 and the six months ended June 30, 2020. Change in fair value of derivative liability was a decrease of $3,240,220 for the six months ended June 30, 2020 compared to an increase of $1,342,529 for the six months ended June 30, 2019. All derivative liability was reversed in January 2020 due to all related convertible debt converted to common stock or settled in January 2020.

Loss on settlement of related party debt increased to $182,032 for the six months ended June 30, 2020 from $0 for the six months ended June 30, 2019. That represents shares issued below market value to the Company’s chief financial officer in exchange for related party debt.

Gain from settlement increased to $776,315 for the six months ended June 30, 2020 from $0 for the six months ended June 30, 2019. That is the result of settlements of the outstanding December 31, 2019 convertible notes in which the settlements were less than the recorded totals of principal, loan penalties, and accrued interest.

Unrealized gain on investments in precious metals increased to $23,910 for the six months ended June 30, 2020 from an unrealized gain of $12,178 for the six months ended June 30, 2019.

Other income increased to $1,000 for the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2019. The other income was a grant from the United States government.

During the six months ended June 30, 2020, the Company posted a net income of $2,430,709 as compared to a net loss of $6,089,403 for the six months ended June 30, 2019. Such change is primarily related to the writeoff of the fair value of derivative liabilities in 2020 compared to an increase in 2019 , the gain from settlements of convertible notes payable, and the net decreases in fair value of stock issued to our CEO and consultants, offset by loss on settlement of related party debt.

Liquidity and Capital Resources

As of June 30, 2020, the Company had $62,956 in cash, $219 in accounts receivable, and $660,159 in inventory of precious metals and coins compared to $153,635 in cash, $21,280 in accounts receivable, and $532,868 in inventory at December 31, 2019.

Net cash used in operating activities totaled $317,279 during the six months ended June 30, 2020 as compared to net cash used in operating activities of $130,902 during the six months ended June 30, 2019. Consolidated net income was $2,430,709 for the six months ended June 30, 2020 as compared to consolidated net loss of $6,089,403 for the six months ended June 30, 2019. Explanation of the difference between these six months of 2020 and 2019 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income/(net loss) for the six months ended June 30, 2020 and 2019, respectively, consist primarily of change in fair value of derivative liability, unrealized loss on investment in precious metals, depreciation, estimated fair value of common stock issued for services, estimated fair value of common stock issued for cash, and gain on settlements of convertible notes payable.

Change in fair value of derivative liability were ($3,240,220) and $1,342,529, respectively, for the six months ended June 30, 2020 and 2019. Unrealized gains on investment in precious metals were $23,910 and $12,178, respectively, for the six months ended June 30, 2020 and 2019. Depreciation was $4,098 and $2,848, respectively, for the six months ended June 30, 2020 and 2019. Amortization of debt discount and issuance costs was $0 and $5,889, respectively, for the six months ended June 30, 2020 and 2019. Common stock issued for services including amortization of prepaid consulting was $553,400 and $4,025,650, respectively, for the six months ended June 30, 2020 and 2019. Excess of fair value of common stock issued for cash was $421,200 and $0, respectively, for the six months ended June 30, 2020 and 2019. Excess of fair value of common stock issued to related party upon conversion of note payable was $182,032 and $0, respectively, for the six months ended June 30, 2020 and 2019. Amortization of beneficial conversion feature was $25,000 and $0, respectively, for the six months ended June 30, 2020 and 2019. Gain on settlement of convertible notes payable was $776,315 and $0, respectively, for the six months ended June 30, 2020 and 2019.

Changes in assets and liabilities for accounts receivable, inventories, prepaid expenses, stock payable, and accounts payable and accrued expenses totaled $106,727 and $593,763, respectively, for the six months ended June 30, 2020 and 2019, respectively.

No cash was used in investing activities for the six months ended June 30, 2020 and 2019, respectively.

Net cash provided by financing activities was $226,600 for the six months ended June 30, 2020 and net cash provided by financing activities was $66,124 for the six months ended June 30, 2019. Proceeds of $25,000 and $0 were received from the issuance of convertible notes payable for the six months ended June 30, 2020 and 2019, respectively. Payments on convertible notes payable were $564,738 and $0, respectively, for the six months ended June 30, 2020 and 2019. Proceeds of $400,000 and $0 were received from stock payable, respectively, for the six months ended June 30, 2020 and 2019. Proceeds of $22,500 and $90,850 were received from the issuance of common stock, respectively, for the six months ended June 30, 2020 and 2019. $150,000 and $0, respectively, were received from an SBA loan. $193,838 and $0, respectively were received from notes payable related party for the six months ended June 30, 2020 and 2019. Payments of $0 and $24,726 were made on notes payable related party for the six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2020, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2020, we issued the following unregistered securities:

We recorded stock receivable in the aggregate of $25,100 and received $22,500 cash from the issuance of 281,000,000 shares of our common stock.

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

SUNSTOCK, INC.

Dated: September 29, 2020	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Financial Officer
(Principal Executive and Accounting Officer)

Dated: September 29, 2020	By:	/s/ Ramnik Clair
Ramnik Clair
President, Chief Financial Officer
Vice President, Board Member

