Form 10-Q
period 2020-09-30
Sunstock, Inc.
filed 2020-11-24
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 24, 2020
Common Stock, par value $0.0001	2,844,677,703

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	4

Unaudited Condensed and Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	5

Unaudited Condensed and Consolidated Statements of Changes in Stockholders’ Equity (Deficit) as of September 30, 2020 and 2019	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 21

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$20,675	$3,635
Restricted cash	-	150,000
Accounts receivable	219	21,180
Inventory – coins	293,695	134,995
Inventory – precious metals	517,746	397,873
Prepaid expenses	4,401	112,000

Total current assets	836,736	819,683

Property and equipment, net	4,561	9,473
Right of use lease asset	41,753	49,596

Total assets	$883,050	$878,752

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$305,627	$660,114
Operating lease liability – current	12,124	10,740
Preferred stock payable	315,000	150,000
Loans payable – related parties	42,500	60,742
Convertible notes payable, net of discount	-	906,935
Derivative liability - conversion feature	-	3,240,220
Total current liabilities	671,251	5,028,751
SBA loan	150,000	-
Operating lease liability – non-current	29,629	38,856
Total liabilities	854,880	5,067,607

Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value, 1,500,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 2,714,677,703 and 1,292,135,603 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	271,468	129,214
Receivable from shareholders	(45,100)	(25,100)
Additional paid - in capital	60,161,550	58,592,366
Accumulated deficit	(60,359,748)	(62,885,335)

Total stockholders’ equity (deficit)	28,170	(4,188,855)
Total liabilities and stockholders’ equity (deficit)	$883,050	$878,752

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenues	$2,533,963	$2,003,302	$7,741,850	$3,929,558
Cost of revenue	2,485,634	1,930,070	7,591,124	3,759,474
Gross profit	48,329	73,232	150,726	170,084

Operating expenses
Professional fees	23,299	153,453	751,278	772,241
Compensation	3,423	1,751,220	710,896	5,796,614
Other operating expenses	19,730	25,154	87,412	76,962
Total operating expenses	46,452	1,929,827	1,549,586	6,645,817

Income (loss) from operations	1,877	(1,856,595)	(1,398,860)	(6,475,733)

Other income (expense)
Unrealized gain on investments in precious metals	95,964	30,078	119,874	42,256
Interest expense	(1,443)	(57,286)	(26,785)	(182,371)
Interest expense related party	(1,520)	(2,671)	(3,345)	(16,700)
Loss on settlement of related party debt	-	-	(182,032)	-
Gain from settlement of convertible notes payable	-	-	776,315	-
Other income	-	-	1,000	-
Other expense	-	(26,640)	-	(26,640)
Changes in fair value of derivative liability	-	(5,024,386)	3,240,220	(6,366,915)
Total other income (expense), net	93,001	(5,080,905)	3,925,247	(6,550,370)

Income (loss) before provision for income taxes	94,878	(6,937,500)	2,526,387	(13,026,103)

Provision for income taxes	-	-	800	800

Net income (loss)	$94,878	$(6,937,500)	$2,525,587	$(13,026,903)

Income (loss) per share - basic	$0.00	$(0.01)	$0.00	$(0.02)

Income (loss) per share - diluted	$0.00	$(0.01)	$0.00	$(0.02)

Weighted average number of common shares outstanding - basic	2,616,960,312	724,997,090	2,217,072,827	600,637,328

Weighted average number of common shares outstanding – diluted	3,429,677,703	724,997,090	3,156,671,367	600,637,328

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

		Common	Additional Paid-	Shareholders	Accumulated
	Shares	Stock	In Capital	Receivable	Deficit	Total
Balance at December 31, 2018	382,117,449	$38,212	$49,816,650	$-	$(52,760,269)	$(2,905,407)
Issuance of common stock for cash	195,000,000	19,500	59,850	-	-	79,350
Estimated fair value difference of common stock issued for cash below fair value	-	-	4,025,650	-	-	4,025,650
Net loss	-	-	-	-	(11,265,200)	(11,265,200)
Balance at March 31, 2019 (unaudited)	577,117,449	$57,712	$53,902,150	$-	$(64,025,469)	$(10,065,607)
Issuance of common stock for cash	2,250,000	225	11,275	-	-	11,500
Net income	-	-	-	-	5,175,797	5,175,797
Balance at June 30, 2019 (unaudited)	579,367,449	$57,937	$53,913,425	$-	$(58,849,672)	$(4,878,310)
Issuance of common stock for cash	216,500,000	21,650	99,000	-	-	120,650
Estimated fair value of common stock issued for cash	-	-	1,747,500	-	-	1,747,500
Issuance of common stock for convertible notes	2,070,270	207	7,453	-	-	7,660
Net loss	-	-	-	-	(6,937,500)	(6,937,500)
Balance at September 30, 2019 (unaudited)	797,937,719	$79,794	$55,767,378	$-	$(65,787,172)	$(9,940,000)
Balance at December 31, 2019	1,292,135,603	$129,214	$58,592,366	$(25,100)	$(62,885,335)	$(4,188,855)
Issuance of common stock for cash and receivables	206,000,000	20,600	19,500	(25,100)	-	15,000
Estimated difference in fair value of common stock issued for cash	-	-	421,200	-	-	421,200
Issuance of common stock for services	314,000,000	31,400	314,000	-	-	345,400
Issuance of common stock for services related party	80,000,000	8,000	200,000	-	-	208,000
Issuance of common stock for convertible notes	24,590,164	2,459	12,541	-	-	15,000
Issuance of common stock for related party notes payable	229,737,650	22,974	391,264	-	-	414,238
Issuance of common stock for exercise of warrants
(noncash transaction)	98,214,286	9,821	(9,821)	-	-	-
Beneficial conversion feature of convertible note payable	-	-	25,000	-	-	25,000
Net income	-	-	-	-	2,793,206	2,793,206
Balance at March 31, 2020 (unaudited)	2,244,677,703	$224,468	$59,966,050	$(50,200)	$(60,092,129)	$48,189
Issuance of common stock for cash	75,000,000	7,500	-	-	-	7,500
Net loss	-	-	-	-	(362,497)	(362,497)
Balance at June 30, 2020 (unaudited)	2,319,677,703	$231,968	$59,966,050	$(50,200)	$(60,454,626)	$(306,808)
Issuance of common stock for conversion of preferred stock	395,000,000	39,500	195,500	-	-	235,000
Payment of shareholders receivable	-	-	-	5,100	-	5,100
Net income	-	-	-	-	94,878	94,878
Balance at September 30, 2020 (unaudited)	2,714,677,703	$271,468	$60,161,550	$(45,100)	$(60,359,748)	$28,170

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$2,525,587	$(13,026,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	(3,240,220)	6,366,915
Unrealized gain on investment in precious metals	(119,874)	(42,256)
Depreciation	4,912	4,590
Amortization of debt discount and issuance costs, net	-	5,889
Common stock issued for services including amortization of prepaid consulting	553,400	-
Excess of fair value of common stock issued for cash	421,200	5,773,150
Excess of fair value of common stock issued to related party upon conversion of notes payable	182,032	-
Decrease in notes payable due to default penalties	-	(590)
Amortization of beneficial conversion feature	25,000	-
Gain on settlement of convertible notes payable	(776,315)	-
Changes in operating assets and liabilities
Accounts receivable	26,061	788
Inventory – coins	(158,700)	(105,509)
Prepaid expenses	107,599	548,878
Accounts payable and accrued expenses	89,758	237,035
Net cash used in operating activities	(359,560)	(238,013)
INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	22,500	211,500
Proceeds from convertible notes payable	25,000	-
Payments on convertible notes payable	(564,738)	-
Proceeds from issuance of Series A preferred stock	400,000	-
Proceeds from SBA loan	150,000	-
Proceeds from notes payable related parties	303,838	-
Payments on notes payable related parties	(110,000)	(32,726)
Net cash provided by financing activities	226,600	178,774

Net change in cash and restricted cash	(132,960)	(59,239)
Cash and restricted cash, beginning of period	153,635	84,439
Cash and restricted cash, end of period	$20,675	$25,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$150,335	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH
Common stock issued in exchange for convertible notes	$15,000	$7,660
Common stock issued for conversion of stock payable preferred shares	$235,000	$-

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

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

On October 22, 2018, Sunstock, Inc. acquired all assets and liabilities of Mom’s Silver Shop, Inc. (the “Retail Store”) located in Sacramento, California. Included in the assets acquired was approximately $60,000 in precious metals inventory and approximately $13,000 in net fixtures. Also included were any licenses and permits, customer lists, logo, trade names, signs, and websites. Financing of the purchase was by $20,056 cash, $33,000 unsecured note payable with principal payments of $1,000 per week for 33 weeks starting January 1, 2019 with 4.5% annual interest accrued on the unpaid balance (total accrued interest due August 27, 2019), and the assumption of liabilities and lease obligations. The Retail Store specializes in buying and selling gold, silver, and rare coins, and is one of the leading precious metals retailers in the greater Sacramento metropolitan area.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements of Sunstock, Inc. were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP.

The accompanying condensed and consolidated balance sheet at December 31, 2019, has been derived from audited condensed and consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP). The accompanying unaudited condensed and consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the unaudited condensed and consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the nine months ended September 30, 2020 are not necessary indicative of the results that may be expected for the year ended December 31, 2020 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2020 and December 31, 2019.

INVENTORIES

COLLECTIBLE COINS – MOM’S SILVER SHOP

The Company acquired the Retail Store in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $293,695 at September 30, 2020 compared to $134,995 at December 31, 2019.

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

PRECIOUS METALS AND COINS HELD FOR INVESTMENT - SUNSTOCK

Inventories of precious metals and coins held for investment at September 30, 2020 also include $517,746 of gold and silver bullion and bullion coins and $397,873 at December 31, 2019 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

PRECIOUS METALS AND COINS HELD FOR INVESTMENT – SUNSTOCK (CONTINUED)

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metals of $119,874 for the nine months ended September 30, 2020 and an unrealized gain of $42,256 for the nine months ended September 30, 2019.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the nine months ended September 30, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

REVENUE RECOGNITION (CONTINUED)

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at September 30, 2020 and December 31, 2019.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock warrants and have been excluded from the computation of diluted income (loss) per share for the three months ended September 30, 2019 and the nine months ended September 30, 2019 because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three months ended September 30, 2020 there were 812,717,391 potentially dilutive shares that were included in the diluted income per share. For the nine months ended September 30, 2020, there were 939,598,540 potentially dilutive shares that were included in the diluted income per share.

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

At September 30, 2020 and December 31, 2019, the Company’s financial instruments include cash, accounts receivable, precious metals inventory, and accounts payable and accrued expenses. The carrying amount of cash, accounts receivable and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

RECLASSIFICATIONS

The Company recorded restricted cash of $150,000 as part of cash in the unaudited condensed and consolidated financial statements included in the December 31, 2019 10-K. The restricted cash has been listed as a separate line for December 31, 2019 in the attached balance sheet. All of the restricted cash was disbursed in the three months ended March 31, 2020.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of $60,359,748 as of September 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

There is no assurance that the Company will ever be profitable. The unaudited condensed and consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In the first quarter of 2020, outstanding convertible notes payable balances as of December 31, 2019 were either converted to common stock or paid off. In relation to that, the Company has had discussions with a third party in regards to raising funds through a private placement of equity which, if it occurs, will provide the Company with funds to expand its operations and likely eliminate the going concern issue.

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

The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on January 1, 2019:

	January 1, 2019 (unaudited)
	pre-adoption	adoption impact	post-adoption
Assets
Right of use lease asset	$-	$59,777	$59,777
Total assets	$-	$59,777	$59,777
Liabilities and Stockholders’ Equity
Operating lease liability – current	$-	$9,088	$9,088
Operating lease liability - non-current	-	50,689	50,689
Total liabilities and stockholders’ equity	$-	$59,777	$59,777

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30, 2020	December 31, 2019
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(53,899)	(48,987)
	$4,561	$9,473

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $4,912 and $4,590, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2020	December 31, 2019
Accounts payable	$3,731	$-
Accrued consultant fees	142,251	130,000
Accrued audit fees	70,400	52,916
Accrued payroll	31,827	-
Expenses owed consultant	22,668	33,480
Accrued dividends payable	26,848	-
Accrued settlement fees	-	26,640
Accrued interest payable	1,443	397,478
Accrued interest payable related party	1,564	18,345
Other accrued expenses	4,895	1,255
	$305,627	$660,114

NOTE 6 – PREFERRED STOCK PAYABLE

During December 2019, a third party deposited $150,000 in an escrow account in exchange for 200,000,000 shares of Series A Preferred Stock and 100,000,000 common stock warrants. The funds were used as part of the payments of convertible notes payable in January 2020. $112,500 was converted into 150,000,000 shares of preferred stock and then immediately converted into 150,000,000 shares of common stock in the third quarter of 2020.

In January and February 2020, a related party deposited $200,000 in an escrow account in exchange for 400,000,000 shares of Series A Preferred Stock. The funds were used as part of the payments of convertible notes payable in January 2020. The preferred stock has not been issued as of the date of this filing.

In January 2020, a third party deposited $200,000 in an escrow account in exchange for 400,000,000 shares of Series A Preferred Stock and 100,000,000 common stock warrants. The funds were used as part of the payments of convertible notes payable in January 2020. $122,500 was converted into 245,000,000 shares of preferred stock and then immediately converted into 245,000,000 shares of common stock in the third quarter of 2020.

The Series A Preferred Stock have a dividend rate of 8%, which increases to 15% after two years and are cumulative. Upon a liquidation, the shareholders shall receive $0.013 per share before any distribution is made to any junior shares. Preferred shareholders shall have the right to convert any number of their shares into common shares at any time. The conversion shall be equal to the greater of 1) one share of common stock if the market value of the common stock is at or above $0.001 per share, or 2) if the market value of the common stock is below $0.001 per share, then the conversion shall be the number of shares to be converted times the conversion rate of $0.001 divided by the market value.

The following table is a summary of the activity for Stock payable- preferred shares parties for the nine months ended September 30, 2020:

		shares
Balance at 12/31/2019	$150,000	200,000,000
Stock payable increases	400,000	800,000,000
Stock payable converted to preferred shares then converted to common shares	(235,000)	(395,000,000)
Balance at 09/30/2020	$315,000	605,000,000

NOTE 7 - RELATED PARTY ACTIVITY

During the nine months ended September 30, 2020, the Company’s chief executive officer purchased 400,000,000 shares of Series A Preferred Stock for $200,000 (see Note 6). The funds were used as part of the payments of convertible notes payable in January 2020. The preferred stock has not been issued as of the date of this filing.

During the nine months ended September 30, 2020, the Company’s chief executive officer was granted 80,000,000 shares of the Company’s common stock for services for the period January 1, 2020 through June 30,2020. The shares were valued at $208,000 based on the closing price on the grant date. $104,000 and $208,000 were recorded as employee compensation expense in the three months and six months ended June 30, 2020, respectively.

During the nine months ended September 30, 2020, the Company was provided loans totaling $193,838 by the Company’s chief executive officer. The loans bear interest at 6% per annum. During the six months ended June 30, 2020, $232,206 in notes payable and accrued interest to the Company’s chief executive officer were converted to 229,737,650 shares of the Company’s common stock valued at $414,238 based on the closing price on the grant dates. $182,032 was recorded as loss on settlement of related party debt.

NOTE 7 - RELATED PARTY ACTIVITY (CONTINUED)

During the nine months ended September 30, 2019, the Company’s chief executive officer purchased 302,000,000 shares of the Company’s common stock below market price for $172,850. $4,798,150 was recorded as stock-based compensation in the accompanying unaudited condensed and consolidated statement of operations.

During the nine months ended September 30, 2019, the parents of Jason C. Chang, the Company’s Chief Executive Officer and a director, purchased a combined total of 90,000,000 shares of the Company’s common stock for $25,000 cash. The shares were purchased below market price and $975,000 in stock-based compensation expense was recorded.

During the nine months ended September 30, 2019, Ramnik Clair, the Company’s senior VP and a director, purchased 36,000,000 shares of the Company’s common stock valued at $424,800 based on the closing price on the grant date. $421,200 was recorded as employee compensation expense and $3,600 was recorded as other receivables.

In connection with the acquisition of the Retail Store, the Company incurred a $33,000 note payable to the former owner of the Retail Store. During the year ended December 31, 2019, the $33,000 was paid.

The following table is a summary of the activity for Loans payable- related parties for the nine months ended September 30, 2020:

Balance at 12/31/2019	$60,742
Loan increases	303,838
Loan principal paid	(110,000)
Loan principal converted to common stock	(212,080)
Balance at 09/30/2020	$42,500

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases space for the Retail Store. The lease is for five years and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of September 30, 2020, the future payments of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2020 (remaining)	$4,153
2021	16,738
2022	17,240
2023	13,221
Total remaining lease payments	51,352
Less: imputed interest	(9,599)
Total operating lease liabilities	41,753
Less: current portion	(12,124)
Long term operating lease liabilities	$29,629

Weighted average remaining lease term	36 months
Weighted average discount rate	12%

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

In December 2019, Power Up converted the remaining principal of $53,000 of its April 16, 2018 debt into 46,503,498 shares of common stock. On January 9, 2020, $15,000 in accrued interest and default penalty were converted to 24,590,164 shares of common stock. The remaining balance of $24,737.65 was paid by the Company’s CEO, Jason Chang, on January 9, 2020. The Company issued Jason Chang 24,737,650 shares of common stock in settlement of his payment to Power Up (see Note 12). A Stipulation of Discontinuance was filed with the Supreme Court of the State of New York County of Nassau.

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

In summary of the settlements with Auctus, EMA, and Crown Bridge in January 2020, the Company recorded $776,315 gain from settlements, $891,935 reduction in loans and loan penalties and $424,118 reduction in accrued interest outstanding as of December 31, 2019, and $539,738 cash payments.

On August 21, 2020, Boustead Securities, LLC (“Boustead”), filed suit against Sunstock, Inc. in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintains that Sunstock owes it 87,179,487 shares of Preferred Stock Warrants and 9,230,769 shares of Common Stock Warrants. Boustead is also seeking general damages, interest, and costs of the suit. Sunstock believes that Boustead has not fulfilled its obligations in raising equity and plans to vigorously contest the suit.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

There were no convertible notes payable as of September 30, 2020.

On February 26, 2020, the Company entered into a Convertible Promissory Note with Innovative Digital Technology in the principal amount of $25,000. The note bears interest at 4% per annum and was due and payable on April 2, 2020. If the note is not paid prior to maturity date, then the note holder has the right to convert the note into shares of the Company’s common stock. The right to conversion was changed to June 30, 2020 with the extension of note maturity to June 30, 2020. The principal and accrued interest of $342 were fully paid on June 30, 2020.

All convertible notes outstanding as of December 31, 2019 (see LITIGATION in Note 8) were either converted to stock or paid during the nine months ended September 30, 2020.

NOTE 10 – DERIVATIVE LIABILITIES

The Company evaluates its debt instruments, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed and consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company classified all conversion features as derivative liabilities. All convertible notes with derivative liabilities were either converted to common stock or were settled by payment as of September 30, 2020.

NOTE 10 – DERIVATIVE LIABILITIES (CONTINUED)

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the nine months ended September 30, 2020:

Balance December 31, 2019	$3,240,220
Elimination of fair value due to elimination of debt	(3,240,220)
Balance as of September 30, 2020	$-

Note 11 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $731 are monthly beginning twelve months after closing.

NOTE 12- STOCKHOLDER’S EQUITY (DEFICIT)

COMMON STOCK

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock.

During the nine months ended September 30, 2020, the Company issued 395,000,000 shares of its common stock for the conversion of $235,000 of stock payable preferred stock. $39,500 was recorded to common stock and $195,500 was recorded to additional paid-in capital.

During the nine months ended September 30, 2020, the Company recorded stock receivable in the aggregate of $25,100 from the issuance of 203,500,000 shares of its common stock. $20,350 was recorded to common stock and $4,750 to additional paid-in capital. $5,100 of the stock receivable was received during the three months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company issued 2,500,000 shares of its common stock for $15,000 in cash at a price of $0.006 per share.

During the nine months ended September 30, 2020, the Company issued 75,000,000 shares of its common stock for $7,500 in cash at a price of $0.0001 per share.

During the nine months ended September 30, 2020, the Company issued 314,000,000 shares of its common stock for services with a fair market value of $345,400 that was recorded to Professional fees in the unaudited condensed and consolidated statement of operations.

During the nine months ended September 30, 2020, the Company issued 80,000,000 shares of its common stock to its chief executive officer for services with a fair market value of $208,000. $104,000 and $208,000 were recorded to Compensation in the unaudited condensed and consolidated statement of operations for the three and six months ended June 30, 2020, respectively.

During the nine months ended September 30, 2020, the Company issued 24,590,164 shares of its common stock for the conversion of $15,000 of convertible note payable.

During the nine months ended September 30, 2020, the Company issued 229,737,650 shares of its common stock for the conversion of $212,080 of related party notes payable and $20,126 accrued interest payable. This includes 24,737,650 shares issued for payment on settlement of convertible debt with Power Up (see Note 8).

During the nine months ended September 30, 2020, the Company issued 98,214,286 shares of its common stock for the cashless conversion of warrants exercised.

NOTE 12- STOCKHOLDER’S EQUITY (DEFICIT) (CONTINUED)

During the nine months ended September 30, 2020, the Company recorded $25,000 in beneficial conversion feature for a convertible note issued in February 2020. $25,000 was expensed to interest expense.

During the nine months ended September 30, 2019, the Company received an aggregate of $211,500 from the issuance of 413,750,000 shares of its common stock. $41,375 was recorded to common stock, $5,943,275 to additional paid-in capital, and $5,773,150 to employee comp expense in general and administrative expense in the unaudited condensed and consolidated statement of operations.

During the nine months ended September 30, 2019, the Company converted $1,180 of notes payable and $6,480 of accrued interest into 2,070,270 shares of its common stock. $207 was recorded to common stock and $7,453 to additional paid-in capital.

WARRANTS

The following table is a summary of the activity for warrants for the nine months ended September 30, 2020:

	preferred stock warrants	common stock warrants
Balance at 12/31/19	100,000,000	10,000,000

Warrants added	-	-

Warrants exercised	-	-

Balance at 09/30/20	100,000,000	10,000,000

NOTE 14 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the unaudited condensed and consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its condensed and consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition or liquidity for the foreseeable future. However, to date there has not been a decrease in sales. The Company believes that in this time of uncertainty, individuals are buying collectible coins as a safe haven. The Company is unable to predict if such buying will continue during this time of uncertainty or if the buying will decrease as events change and evolve.

In October 2020, 130,000,000 shares of preferred stock were issued and immediately converted to 130,000,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed and consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on April 27, 2020, as well as the unaudited condensed and consolidated financial statements and related notes contained therein.

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

Going Concern

The Company has not posted operating income since inception. It has an accumulated deficit of $60,359,748 as of September 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

These unaudited condensed and consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with an acquisition target.

There is no assurance that the Company will ever be profitable. The unaudited condensed and consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In the first quarter of 2020, outstanding convertible notes payable balances as of December 31, 2019 were either converted to common stock or paid off. In relation to that, the Company has had discussions with a third party in regards to raising funds through a private placement of equity which, if it occurs, will provide the Company with funds to expand its operations and likely eliminate the going concern issue.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Discussion of the Three Months ended September 30, 2020 and 2019

The Company generated revenues during the three months ended September 30, 2020 of $2,533,963 as compared to $2,003,302 in revenues posted for the three months ended September 30, 2019. The increase in revenues is due to increased business at Mom’s Silver Shop, which was acquired in October 2018. The Company decreased its margin in order to increase sales.

For the three months ended September 30, 2020 and 2019, cost of sales was $2,485,634 and $1,930,070, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees decreased to $23,299 from $153,453 for the three months ended September 30, 2020 and 2019, respectively, of which $72,000 in the three months ended September 30, 2019 was due to stock for services performed. Compensation decreased to $3,423 from $1,751,220 for the three months ended September 30, 2020 and 2019, respectively, of which $1,747,500 in the three months ended September 30, 2019 were for shares issued to the chief executive officer and his family below market price for cash. Other operating expenses decreased to $19,730 from $25,154 for the three months ended September 30, 2020 and 2019, respectively.

Interest expense decreased to $1,443 for the three months ended September 30, 2020 from $57,286 for the three months ended September 30, 2019, primarily due to the conversion to common stock and the settlement of all convertible debt as of September 30, 2019 during the rest of 2019 and the nine months ended September 30, 2020. Change in fair value of derivative liability was $0 for the three months ended September 30, 2020 compared to an increase of $5,024,386 for the three months ended September 30, 2019. All derivative liability was reversed in the three months ended March 31, 2020 due to all related convertible debt converted to common stock or settled in January 2020.

Unrealized gain on investments in precious metals increased to $95,964 for the three months ended September 30, 2020 from an unrealized gain of $30,078 for the three months ended September 30, 2019.

Other expense was $0 for the three months ended September 30, 2020 compared to $26,640 for the three months ended September 30, 2019. The other expense was an estimated additional amount due a debt holder per a court judgement.

During the three months ended September 30, 2020, the Company posted a net income of $94,878 as compared to net loss of $6,937,500 for the three months ended September 30, 2019. Such change is primarily related to no change in the fair value of derivative liabilities in 2020 compared to a decrease in 2019 and no expense related to the issuance of stock in the three months ended September 30, 2020.

Discussion of the Nine Months ended September 30, 2020 and 2019

The Company generated revenues during the nine months ended September 30, 2020 of $7,741,850 as compared to $3,929,558 in revenues posted for the nine months ended September 30, 2019. The increase in revenues is due to increased business at Mom’s Silver Shop, which was acquired in October 2018. The Company decreased its margins in order to increase sales.

For the nine months ended September 30, 2020 and 2019, cost of sales was $7,591,124 and $3,759,474, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees decreased to $751,278 from $772,241 for the nine months ended September 30, 2020 and 2019, respectively, of which $445,400 in the nine months ended September 30, 2020 was due to stock for services and $561,750 in the nine months ended September 30, 2019 was for stock for services. Compensation decreased to $710,896 from $5,796,614 for the nine months ended September 30, 2020 and 2019, respectively, of which $629,200 in the nine months ended September 30, 2020 were for shares issued to the chief executive officer below market price for services and for shares sold to the senior VP below market price and $5,773,150 for the nine months ended September 30, 2019 were for the fair value of shares purchased by the chief executive officer below market prices. Other operating expenses increased to $87,412 from $76,962 for the nine months ended September 30, 2020 and 2019, respectively.

Interest expense decreased to $26,785 for the nine months ended September 30, 2020 from $182,371 for the nine months ended September 30, 2019, primarily due to the conversion to common stock and the settlement of all convertible debt as of September 30, 2019 during the rest of 2019 and the nine months ended September 30, 2020. Interest expense related party decreased to $3,345 for the nine months ended September 30, 2020 from $16,700 for the nine months ended September 30, 2019. Change in fair value of derivative liability was a decrease of $3,240,220 for the nine months ended September 30, 2020 compared to an increase of $6,366,915 for the nine months ended September 30, 2019. All derivative liability was reversed in January 2020 due to all related convertible debt converted to common stock or settled in January 2020.

Loss on settlement of related party debt increased to $182,032 for the nine months ended September 30, 2020 from $0 for the nine months ended September 30, 2019. That represents shares issued below market value to the Company’s chief financial officer in exchange for related party debt.

Gain from settlement increased to $776,315 for the nine months ended September 30, 2020 from $0 for the nine months ended September 30, 2019. That is the result of settlements of the outstanding December 31, 2019 convertible notes in which the settlements were less than the recorded totals of principal, loan penalties, and accrued interest.

Unrealized gain on investments in precious metals increased to $119,874 for the nine months ended September 30, 2020 from an unrealized gain of $42,256 for the nine months ended September 30, 2019.

Other income increased to $1,000 for the nine months ended September 30, 2020 compared to $0 for the nine months ended September 30, 2019. The other income was a grant from the United States government.

Other expense was $0 for the nine months ended September 30, 2020 compared to $26,640 for the nine months ended September 30, 2019. The other expense was an estimated additional amount due a debt holder per a court judgement.

During the nine months ended September 30, 2020, the Company posted a net income of $2,525,587 as compared to a net loss of $13,026,903 for the nine months ended September 30, 2019. Such change is primarily related to the writeoff of the fair value of derivative liabilities in 2020 compared to an increase in 2019 , the gain from settlements of convertible notes payable, and the net decreases in fair value of stock issued to our CEO and consultants, offset by loss on settlement of related party debt.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $20,675 in cash, $219 in accounts receivable, and $811,441 in inventory of precious metals and coins compared to $3,635 in cash, $150,000 in restricted cash, $21,280 in accounts receivable, and $532,868 in inventory at December 31, 2019.

Net cash used in operating activities totaled $359,560 during the nine months ended September 30, 2020 as compared to net cash used in operating activities of $238,013 during the nine months ended September 30, 2019. Consolidated net income was $2,525,587 for the nine months ended September 30, 2020 as compared to consolidated net loss of $13,026,903 for the nine months ended September 30, 2019. Explanation of the difference between these nine months of 2020 and 2019 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income/(net loss) for the nine months ended September 30, 2020 and 2019, respectively, consist primarily of change in fair value of derivative liability, unrealized loss on investment in precious metals, depreciation, estimated fair value of common stock issued for services, estimated fair value of common stock issued for cash, and gain on settlements of convertible notes payable.

Change in fair value of derivative liability were ($3,240,220) and $6,366,915, respectively, for the nine months ended September 30, 2020 and 2019. Unrealized gains on investment in precious metals were $119,874 and $42,256, respectively, for the nine months ended September 30, 2020 and 2019. Depreciation was $4,912 and $4,590, respectively, for the nine months ended September 30, 2020 and 2019. Amortization of debt discount and issuance costs was $0 and $5,889, respectively, for the nine months ended September 30, 2020 and 2019. Common stock issued for services including amortization of prepaid consulting was $553,400 and $5,773,150, respectively, for the nine months ended September 30, 2020 and 2019. Excess of fair value of common stock issued for cash was $421,200 and $0, respectively, for the nine months ended September 30, 2020 and 2019. Excess of fair value of common stock issued to related party upon conversion of note payable was $182,032 and $0, respectively, for the nine months ended September 30, 2020 and 2019. Amortization of beneficial conversion feature was $25,000 and $0, respectively, for the nine months ended September 30, 2020 and 2019. Gain on settlement of convertible notes payable was $776,315 and $0, respectively, for the nine months ended September 30, 2020 and 2019.

Changes in assets and liabilities for accounts receivable, inventories, prepaid expenses, stock payable, and accounts payable and accrued expenses totaled $64,718 and $681,192, respectively, for the nine months ended September 30, 2020 and 2019, respectively.

No cash was used in investing activities for the nine months ended September 30, 2020 and 2019, respectively.

Net cash provided by financing activities was $226,600 for the nine months ended September 30, 2020 and net cash provided by financing activities was $178,774 for the nine months ended September 30, 2019. Proceeds of $25,000 and $0 were received from the issuance of convertible notes payable for the nine months ended September 30, 2020 and 2019, respectively. Payments on convertible notes payable were $564,738 and $0, respectively, for the nine months ended September 30, 2020 and 2019. Proceeds of $400,000 and $0 were received from stock payable, respectively, for the nine months ended September 30, 2020 and 2019. Proceeds of $22,500 and $211,500 were received from the issuance of common stock, respectively, for the nine months ended September 30, 2020 and 2019. $150,000 and $0, respectively, were received from an SBA loan for the nine months ended September 30, 2020 and 2019. $303,838 and $0, respectively were received from notes payable related party for the nine months ended September 30, 2020 and 2019. Payments of $110,000 and $32,726 were made on notes payable related party for the nine months ended September 30, 2020 and 2019, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act, Section 404 (a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s condensed and consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles or GAAP.

As of September 30, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)

2. We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements.

3. Ineffective controls to ensure that the accounting for transactions are recorded in accordance with GAAP financial statements.

4. We have not performed a risk assessment and mapped our processes to control objectives.

Notwithstanding the existence of these material weaknesses in internal control over financial reporting, we believe that the unaudited condensed and consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition in conformity with U.S. generally accepted accounting principles (GAAP). Further, we do not believe the material weaknesses identified had an impact on prior financial statements.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2020, we issued the following unregistered securities:

We recorded stock receivable in the aggregate of $25,100 and received $22,500 cash from the issuance of 281,000,000 shares of our common stock. $5,100 of the stock receivable has been received.

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

We issued 395,000,000 shares of our common stock for conversion of stock payable preferred stock.

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

SUNSTOCK, INC.

Dated: November 24, 2020	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer, Chief Financial Officer

Dated: November 24, 2020	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

