Form 10-K
period 2020-12-31
Sunstock, Inc.
filed 2021-04-15
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________ to ____________

Commission file number 000-54830

SUNSTOCK, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1856372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Vista Creek Circle

Sacramento, California 95835

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 916-860-9622

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock.	SSOK.	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,824,446 as of June 30, 2020. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 15, 2021
Common Stock, par value $0.0001	3,980,347,703

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

Services and Products

The Company has established positions in precious metals. As of December 31, 2020, the Company held 11,200 ounces of silver and 204 ounces of gold.

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

The Company recorded revenues of $10,072,770 and $6,148,441 during the years ended December 31, 2020 and 2019, respectively.

The Company has had net losses from inception through the year ended December 31, 2019. The Company had a net loss of $10,125,066 for the year ended December 31, 2019. The Company had a net income of $2,677,844 for the year ended December 31, 2020, due to $4,087,280 in net other income derived mainly from the settlement of $776,315 of debt and $3,240,220 reduction of derivative liability. The Company does not expect to enter into such debt agreements in the future nor realize such income in the future.

THE COMPANY

Employees

Currently, the Company has three employees and two consultants. The employees are at the Retail Store. Our employees are not represented by a labor union or by a collective bargaining agreement.

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

Item 3. Legal Proceedings

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintains that Sunstock owes it 87,179,487 shares of Preferred Stock Warrants and 9,230,769 shares of Common Stock Warrants. Boustead is also seeking general damages, interest, and costs of the suit. Sunstock believes that Boustead has not fulfilled its obligations in raising equity and plans to vigorously contest the suit. Sunstock has hired an arbitrator and is currently in negotiations with Boustead.

In December 2020, a former employee of Sunstock filed a claim with the California Labor Commission regarding claimed back pay owed. A preliminary hearing was held on January 4, 2021 and the Company is currently awaiting the next step.

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

	High	Low

Year ended December 31, 2020:
First Quarter	$0.0235	$0.00085
Second Quarter	0.0058	0.0012
Third Quarter	0.0038	0.0011
Fourth Quarter	0.003	0.0008
Year ended December 31, 2019:
First Quarter	$0.055	$0.004
Second Quarter	0.013	0.0001
Third Quarter	0.013	0.0021
Fourth Quarter	0.010	0.0016

As of December 31, 2020, there are 2,939,677,703 shares of common stock outstanding of which 1,256,124,397 shares are owned by officers and directors of the Company. There are approximately 80 holders of our common stock.

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

Recent Sales of Unregistered Securities.

During the quarter ended December 31, 2020, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K:

Shares issued for conversion of Series A convertible preferred shares:

On October 16, 2020, the Company issued 130,000,000 shares of common stock in exchange for 130,000,000 shares of Series A convertible preferred stock.

On December 8, 2020, the Company issued 75,000,000 shares of common stock in exchange for 75,000,000 shares of Series A convertible preferred stock.

Shares issued to investors for cash:

On December 29, 2020, the Company sold 20,000,000 shares of common stock at $0.001 per share for $2,000 to an accredited investor.

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

Critical Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

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

The Company recognizes stock-based compensation expense in accordance with the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and non-employees based on the grant date fair value of the awards. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

2020 Year-End Analysis Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020, revenues were $10,072,770, an increase of $3,924,329 from $6,148,441 for 2019. The increase in revenue was primarily due to discounts to large purchasers of coins and more people considering coins a safe haven in 2020 due to Covid-19 and political uncertainty.

For the year ended December 31, 2020, cost of goods sold were $9,843,157, an increase of $3,901,418 from $5,941,739 for 2019 due to the increase in revenue.

For the year ended December 31, 2020, gross profit was $229,613 (2.3%), an increase of $22,911 from a gross profit of $206,702 (3.4%) for 2019.

For the year ended December 31, 2020, operating expenses were $1,638,250, a decrease of $7,125,808 from $8,764,057 for 2019. Stock based compensation was $974,600 for 2020, a decrease of $6,860,550 from $7,835,150 in 2019. $5,865,950 was for employee stock based compensation and $894,600 was for consultant stock based compensation in 2019. Stock based compensation is based on the discretion of the CEO.

For the year ended December 31, 2020, the net income was $2,677,844, an increase of $12,802,910 from a loss of $10,125,066 for 2019. The net income for 2020 was due to $4,087,280 in net other income derived mainly from the settlement of $776,315 of debt and $3,240,220 reduction of derivative liability. The Company does not expect to enter into such debt agreements in the future, nor realize such income in the future. The accumulated deficit at December 31, 2020 was $60,207,492.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $47,055 in cash, $219 in accounts receivable, $1,015,599 in inventories and $13,456 in prepaid expenses. During the year ended December 31, 2020, the Company used net cash of $414,280 in operations. During the year ended December 31, 2020, $307,700 in net cash was provided by financing activities as follows: the Company raised $25,000 in cash from a convertible note payable, $5,100 from shareholder receivable, $42,500 from the issuance of common stock, $400,000 from the issuance of preferred stock, $150,000 from an SBA loan, $359,838 in notes payable from related parties, and paid $110,000 on notes payable from related parties and $564,738 on convertible notes payable.

The Company has not posted operating income since inception. It has an accumulated deficit of $60,207,491 as of December 31, 2020. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or third parties.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2020 and 2019 are attached hereto.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

Material Weaknesses:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

1. The Company does not have accounting personnel that have adequate technical accounting skills to identify terms in agreements that would have material accounting implications on the Company’s consolidated financial statements in accordance with US GAAP, such as permanent vs. temporary equity treatment of the Company’s preferred stock in accordance with ASC 480.

2. The Company does not obtain and retain supporting documentation over the precious metal trade dates and quantities traded and does not properly record the realized gain/loss on the trade according to the fair market value of the items traded on a given date.

3. The Company has an inadequate number of personnel that could accurately and timely record and report the Company’s consolidated financial statements in accordance with US GAAP.

4. The Company does not perform formal risk assessments over financial reporting and does not evaluate its internal control processes.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	47	President, Secretary, Director
Dr. Ramnik S. Clair	69	Vice President, Director

Management of Sunstock

The Company has three employees and two consultants. Jason C. Chang and Dr. Ramnik S. Clair are the officers and directors of the Company and shareholders. Mr. Chang, as president, and Mr. Clair as senior vice president, have allocated time to the activities of the Company with minimal cash compensation.

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

Delinquent Section 16(a) Reports

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2019 and 2020 fiscal years, was a director, officer, or beneficial owner of more than 10% of our common stock, were timely, except as follows (i) Jason Chang did not timely file a Form 4 upon the following:

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

his purchase of 27,000,000 shares of Company common stock on July 1, 2019,

his purchase of 50,000,000 shares of Company common stock on August 16, 2019,

his purchase of 30,000,000 shares of Company common stock on September 5, 2019,

his receipt of 164,277,000 shares of Company common stock on October 28, 2019,

his receipt of 22,631,000 shares of Company common stock on December 28, 2019,

his receipt of 24,737,650 shares of Company common stock on January 9, 2020,

his receipt of 80,000,000 shares of Company common stock on February 11, 2020,

and his receipt of 205,000,000 shares of Company common stock on March 25, 2020.

(ii) Dr. Ramnik Clair did not timely file a Form 4 upon his receipt of 30,000,000 shares of Company common stock on October 1, 2019 and his purchase of 36,000,000 shares of Company common stock on February 15, 2020.

Item 11. Executive Compensation

Summary Compensation Table — Fiscal Years Ended December 31, 2020 and 2019

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Equity Deferred Compensation Earnings	All Other Compensation		Total

Jason Chang,	2020	$-	$-	$208,000	(2)	$-	$-	$-	$182,032	(3)	$390,032
CEO, President & CFO (1)	2019	$-	$-	$-		$-	$-	$-	$5,144,223	(4)	$5,144,223

Dr. Ramnik Clair	2020	$-	$-	$-		$-	$-	$-	$421,200	(6)	$421,200
SVP (5)	2019	$-	$-	$297,000	(7)	$-	$-	$-	$-		$297,000

Narrative to Summary Compensation Table

1.	On July 18, 2013, Mr. Chang was appointed as a director, and Chief Executive Officer and President of the Company.

2.	During the year ended December 31, 2020, the Company issued 80,000,000 shares of common stock to our chief executive officer below market value for services. $208,000 was recorded as stock-based compensation.

3.	During the year ended December 31, 2020, the Company issued 205,000,000 shares of common stock to our chief executive officer in settlement of $207,468 of notes payable related party and accrued interest.

4.	During the year ended December 31, 2019, the Company’s chief executive officer purchased 302,000,000 shares of common stock below market price. $4,798,150 in stock-based compensation expense was recorded. Additionally, the Company issued 186,908,000 shares of common stock in settlement of $186,908 of notes payable, related party. $346,073 in loss from settlement of debt, related party was recorded.

5.	On July 18, 2013, Dr. Clair was appointed as Senior Vice President and Director of the Company

6.	During the year ended December 31, 2020, the Company’s SVP and Director purchased 36,000,000 shares of common stock below market price. $421,200 in stock-based compensation expense was recorded.

7.	During the year ended December 31, 2019, the Company issued 30,000,000,000 shares of common stock to our SVP and Director below market value for services. $297,000 was recorded as stock-based compensation.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company currently does not compensate its directors with cash.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 15, 2021, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

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

Name and Title:	Class of Security	Amount of beneficial ownership		Percent of Class (1)
Executive Officers and Directors:
Jason Chang	Common Stock	2,217,243,897	(2)	55.70%
Chief Executive Officer, Chief Financial Officer and Director

Dr. Ramnik S. Clair	Common Stock	79,580,500	(3)	2.00%

All Executive Officers and Directors	Common Stock	2,296,824,397	(2)	57.20%
(2 persons)

More than 5% Beneficial Owners:
Jonathan Bates	Common Stock	220,000,000	(4)	5.53%

1.	Based on 3,980,347,703 shares of common stock and no shares of Series A convertible Preferred Stock outstanding as of April 15, 2021. All shares of Series A convertible Preferred Stock are convertible at any time at the holder’s election into the greater of (i) 1 share of common stock if the closing bid price of the Company’s is at or above $0.001 per share, or (ii) if the closing bid price of the Company’s common stock is below $0.001 per share, the number of shares of common stock equal to the amount of shares of Series A convertible Preferred Stock multiplied by the conversion ratio of $0.001 divided by the closing bid price. Holders of shares of Series A convertible Preferred Stock are not entitled to any voting rights except as otherwise required by applicable law. For the purposes of the disclosure in this item, the closing bid price utilized was above $0.001 per share.

2.	Includes 2,089,981,662 shares held in the name of Jason Chang, 241,700 shares of common stock held by Jason and Chiung Chang jointly, 94,930,535 shares of common stock held by Chiung Ying Chang, the mother of Jason Chang, 31,550,000 shares of common stock held by Chin Chang, the father of Jason Chang, and 540,000 shares of common stock held by Chiung Ying Chang and Chin Chang jointly, the parents of Jason Chang. 400,000,000 shares of Series A Preferred Stock held by Jason Chang as of December 31, 2020 were converted to 400,000,000 shares of common stock on February 16, 2021, and $192,201 in shareholder loans and accrued interest from Jason Chang were converted to 640,670,000 shares of common stock on March 18, 2021.

3.	Includes 66,000,000 shares held in the name of Dr. Clair, 12,560,500 shares of common stock held jointly in the name of Dr. Clair and his wife, and 1,020,000 shares of common stock held by Mrs. Clair.

4.	Includes 130,000,000 common shares held in the name of Innovative Digital Investors Emerging Technology, LP (“Innovative”), and 90,000,000 common shares held in the name of BFAM Partners, LLC (“BFAM”).

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

During the year ended December 31, 2020, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2020, the Company’s chief executive officer received 80,000,000 shares of common stock below market value for services. $208,000 was recorded as stock-based compensation in the accompanying statement of operations.

●	During the year ended December 31, 2020, the Company’s chief executive officer received 229,737,650 shares of common stock below market value in exchange for $232,206 in notes payable related party and accrued interest. $182,032 in stock issued below market was recorded in loss from settlement of debt with related party.

During the year ended December 31, 2019, the Company recorded compensation to its CEO for the following:

●	During the year ended December 31, 2019, the Company’s chief executive officer purchased 302,000,000 shares of the Company’s common stock below market price for $172,850. $4,798,150 was recorded as compensation in the accompanying statement of operations.

●	During the year ended December 31, 2019, the Company’s chief executive officer received 186,908,000 shares of common stock below market value in exchange for $186,908 in notes payable related party. $346,073 in stock issued below market was recorded in loss from settlement of debt with related party.

Sunstock is not currently required to maintain an independent director as defined by in Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither Mr. Chang nor Dr. Clair would not be considered independent directors if it were to do so.

Item 14. Principal Accounting Fees and Services

Audit Fees

Hall & Company has been the Company’s auditor since 2014. Hall & Company was acquired by Macias Gini & O’Connell LLP (“MGO”) on January 1, 2021. MGO has performed the December 31, 2020 audit.

The aggregate fees billed or expected to be billed for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and reviews of financial statements included in the Company’s Form 10-K and Form 10-Q reports, consents and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2020	December 31, 2019

Audit Fees
Hall & Company	$-	$83,615
MGO	83,000	-
	$83,000	$83,615

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

SUNSTOCK, INC.

Dated: April 15, 2021	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated: April 15, 2021	By:	/s/ Jason C. Chang
Chairman of the Board of Directors

Dated: April 15, 2021	By:	/s/ Ramnik Clair
Ramnik Clair
Director

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunstock, Inc.

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheet of Sunstock, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Hall & Company

We have served as the Company’s auditor since 2014

Irvine, CA

April 24, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunstock, Inc.

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheet of Sunstock, Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, convertible preferred stock and changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation and identification of related parties and related party transactions

As discussed in Note 7 to the consolidated financial statements, Jason C. Chang, the Chief Executive Officer, Chief Financial Officer and Director, is the majority beneficial owner of the Company and is a related party. During the year ended December 31, 2020, the Company entered into a number of transactions with Mr. Chang, including 1) debt agreements for funds advanced to the Company for the use of settling other convertible notes payable and outstanding as of December 31, 2019; such related party debt was either repaid by the Company during the year ended December 31, 2020 or in the subsequent period, or converted into the Company’s common stock during the year ended December 31, 2020 at a price below market value, which further caused the Company to record a loss from settlement with the related party, 2) equity agreement for the issuance of Series A convertible preferred stock for cash, which was also used to repay part of the other convertible notes payable outstanding as of December 31, 2019.

We identified the evaluation of the identification of related parties and recording of related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and the operating effectiveness of certain internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions. We performed the following procedures to evaluate the identification of related parties and recording of related party transactions by the Company:

●	Read debt and equity agreements and contracts between the Company and the related party;
●	Received confirmation from related party and compared response to the Company’s records;
●	Reviewed bank and legal confirmations for reference to related party transactions and obligations;
●	Reviewed material purchase and sales transactions to determine whether they may have created a related party;
●	Evaluated whether transactions are occurring but are not given accounting recognition;
●	Reviewed accounting records for large, unusual, or nonrecurring transactions or balances, paying particular attention to related party transactions recognized at or near December 31, 2020;
●	Received third party confirmation from the Company’s stock transfer agent for all related party common and preferred stock outstanding as of December 31, 2020;
●	Evaluated the price at which common stock was issued to the related party during the year ended December 31, 2020 and obtained the fair market value of the common stock from third party independent sources;
●	Queried the accounts payable general ledger for transactions with related parties;
●	Evaluated the Company’s reconciliation of its applicable accounts to the related parties’ records of transactions and balances;
●	Read the Company’s “consents of directors in lieu of meeting” minutes of the Board of Directors;
●	Inquired with executive officers, key members of management, and the Board of Directors regarding related party transactions;
●	Read public filings, external news, and research sources for information related to transactions between the Company and related parties.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2021

Irvine, CA

April 15, 2021

SUNSTOCK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$47,055	$3,635
Restricted cash	-	150,000
Accounts receivable	219	21,180
Inventory – coins	333,088	134,995
Inventory – precious metals	682,511	397,873
Prepaid expenses	13,456	112,000
Total Current Assets	1,076,329	819,683

Property and equipment-net	3,723	9,473
Right of use lease asset	38,480	49,596

Total assets	$1,118,532	$878,752

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$316,125	$660,114
Operating lease liability – current	12,617	10,740
Convertible preferred stock payable	-	150,000
Loan payable - related parties	98,500	60,742
Convertible notes payable, net of discount	-	906,935
Derivative liability - conversion feature	-	3,240,220
Total Current Liabilities	427,242	5,028,751
SBA loan	150,000	-
Operating lease liability – non-current	25,863	38,856
Total liabilities	603,105	5,067,607

Commitments and contingencies

Series A convertible preferred stock, $0.0001 par value, 1,100,000,000 shares authorized, 400,000,000 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $5,200,000 and $0 as of December 31, 2020 and December 31, 2019, respectively	200,000	-

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 400,000,000 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 2,939,677,703 and 1,292,135,603 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	293,968	129,214
Shareholders receivable	(45,100)	(25,100)
Additional paid - in capital	60,274,050	58,592,366
Accumulated deficit	(60,207,491)	(62,885,335)

Total stockholders’ equity (deficit)	315,427	(4,188,855)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$1,118,532	$878,752

The accompanying notes are an integral part of the consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2020	2019

Revenues	$10,072,770	$6,148,441
Cost of revenue	9,843,157	5,941,739
Gross profit	229,613	206,702

Operating expenses
Professional fees	821,589	2,148,658
Compensation	711,250	6,520,776
Other operating expenses	105,411	94,623
Total operating expenses	1,638,250	8,764,057

Operating loss	(1,408,637)	(8,557,355)
Other income (expense):
Gain (loss) on sale of precious metals	157,218	(7,475)
Unrealized gain in precious metals	127,422	46,514
Interest expense	(28,228)	(237,146)
Interest expense - related party	(4,634)	(16,700)
Loss from settlement of debt with related party	(182,032)	(346,073)
Gain from settlement of debt	776,315	334,924
Other expense	-	(26,640)
Other income	1,000	-
Changes in fair value of derivative liability	3,240,220	(1,313,515)
Total other income (expense)	4,087,281	(1,566,111)
Income (loss) before income tax	2,678,644	(10,123,466)
Income tax	800	1,600

Net income (loss)	$2,677,844	$(10,125,066)

Income (loss) per share – basic	$0.00	$(0.01)

Income (loss) per share – diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding – basic	2,395,637,441	740,235,608

Weighted average number of common shares outstanding - diluted	3,247,071,867	740,235,608

The accompanying notes are an integral part of the consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-	Shareholders	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance at December 31, 2018	-	$-	382,117,449	$38,212	$49,816,650	$-	$(52,760,269)	$(2,905,407)
Issuance of common stock for cash and receivables			435,750,000	43,575	193,025	(25,100)	-	211,500
Estimated fair value difference of common stock issued for cash below fair value			-	-	5,773,150	-	-	5,773,150
Issuance of common stock for convertible notes			81,160,154	8,116	253,871	-	-	261,987
Issuance of common stock for related party notes payable			186,908,000	18,691	168,217	-	-	186,908
Estimated difference in fair value of common stock issued for related party notes payable			-	-	346,073	-	-	346,073
Issuance of common stock for services			206,200,000	20,620	2,041,380	-	-	2,062,000
Net loss			-	-	-	-	(10,125,066)	(10,125,066)
Balance at December 31. 2019	-	$-	1,292,135,603	$129,214	$58,592,366	$(25,100)	$(62,885,335)	$(4,188,855)
Issuance of common stock for cash and receivables	-	-	301,000,000	30,100	37,500	(25,100)	-	42,500
Proceeds from shareholders receivable	-	-	-	-	-	5,100	-	5,100
Excess of fair value of common stock issued for cash	-	-	-	-	421,200	-	-	421,200
Issuance of common stock for services	-	-	314,000,000	31,400	314,000	-	-	345,400
Issuance of common stock for services related party	-	-	80,000,000	8,000	200,000	-	-	208,000
Issuance of common stock for convertible notes	-	-	24,590,164	2,459	12,541	-	-	15,000
Issuance of common stock for related party notes payable	-	-	229,737,650	22,974	209,232	-	-	232,206
Loss from settlement of debt with related party	-	-	-	-	182,032	-	-	182,032
Issuance of common stock for exercise of warrants	-	-	98,214,286	9,821	(9,821)	-	-	-
Amortization of beneficial conversion feature	-	-	-	-	25,000	-	-	25,000
Issuance of preferred stock for convertible preferred stock payable	200,000,000	150,000	-	-	-	-	-	-
Issuance of preferred stock for cash	800,000,000	400,000	-	-	-	-	-	-
Issuance of common stock for conversion of preferred stock	(600,000,000)	(350,000)	600,000,000	60,000	290,000	-	-	350,000
Net income			-	-	-	-	2,677,844	2,677,844
Balance at December 31, 2020	400,000,000	$200,000	2,939,677,703	$293,968	$60,274,050	$(45,100)	$(60,207,491)	$315,427

The accompanying notes are an integral part of the audited consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31, 2020	December 31, 2019
OPERATING ACTIVITIES
Net income (loss)	$2,677,844	$(10,125,066)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	(3,240,220)	1,313,515
Unrealized gain in precious metals	(127,422)	(46,514)
Depreciation	5,750	6,296
Gain on conversion of notes payable to common stock	-	(287,035)
Loss from settlement of debt with related party	182,032	346,073
Amortization of debt discount and issuance costs	-	5,889
Issuance of common stock for services and for services for related parties	553,400	7,835,150
Decrease in notes payable due to default penalties	-	(27,090)
(Gain) loss on sale of precious metals	(157,218)	7,475
Excess of fair value of common stock issued for cash	421,200	-
Amortization of beneficial conversion feature	25,000	-
Gain on settlement of convertible notes payable	(776,315)	-
Changes in operating assets and liabilities
Accounts receivable	20,961	(45,492)
Inventories – coins and precious metals	(198,093)	(114,048)
Prepaid expenses	98,544	463,900
Accounts payable and accrued expenses	100,256	303,869
Preferred stock payable	-	150,000
Net cash used in operating activities	(414,280)	(213,078)
INVESTING ACTIVITIES
Inventories – metals and coins	-	-
Purchase of property and equipment	-	-
Cash paid in acquisition	-	-
Cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from convertible notes payable	25,000	-
Payments on convertible notes payable	(564,738)	-
Proceeds from issuance of preferred stock	400,000	-
Proceeds from SBA loan	150,000	-
Proceeds from note payable from related parties	359,838	78,400
Proceeds from issuance of common stock for cash and receivables	42,500	236,600
Proceeds from shareholders receivable	5,100	-
Payments on notes payable related parties	(110,000)	(32,726)
Net cash provided by financing activities	307,700	282,274

Net change in cash and restricted cash	(106,580)	69,196
Cash, beginning of period	153,635	84,439
Cash, end of period	$47,055	$153,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Shares issued in exchange for related party debt	$232,206	$186,908
Estimated difference in fair value of common stock issued for conversion of debt	$-	$143,147
Common stock issued in exchange for convertible debt	$15,000	$118,840
Precious metals exchanged at fair value	$-	$7,475
Common stock issued for conversion of preferred shares	$350,000	$-
Convertible preferred stock issued for stock payable	$350,000	$-
Issuance of common stock for exercise of warrants	$9,821	$-

The accompanying notes are an integral part of the consolidated financial statements

SUNSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s business plan includes the buying, selling and distribution of precious metals, primarily gold. The Company pursues a “ground to coin” strategy, whereby it intends to acquires mining assets as well as rights to purchase mining production and sells these metals primarily through retail channels including their own branded coins. The company emphasizes investment in enduring assets that we believe may provide ‘resource to retail’ conversion upside. Our goal is to provide our shareholders with an exceptional opportunity to capture value in the precious metals sector without incurring many of the costs and risks associated with actual mining operations.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements (“financial statements”). Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2020 and 2019.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORY - COINS

The Company acquired the Retail Store in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $333,088 at December 31, 2020 compared to $134,995 at December 31, 2019.

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

INVENTORY - PRECIOUS METALS

Inventories of precious metals and coins held for investment at December 31, 2020 also include $682,511 of gold and silver bullion and bullion coins and $397,873 at December 31, 2019 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco.com and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metals of $127,422 for the year ended December 31, 2020 and an unrealized gain of $46,514 for the year ended December 31, 2019.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at December 31, 2020 and 2019.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding warrants and have been excluded from the computation of diluted income (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the year ended December 31, 2020 there were 851,434,426 potentially dilutive shares, such as convertible preferred shares, preferred share warrants and common share warrants, that were included in the diluted income (loss) per share. For the year ended December 31, 2019, the potential common shares that may be issued by the Company relate to outstanding stock warrants and convertible preferred shares and have been excluded from the computation of diluted loss per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

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

At December 31, 2020 and 2019, the Company’s financial instruments include cash, accounts receivable, inventory – coins, inventory – precious metals, and accounts payable. The carrying amount of cash, accounts receivable, inventory – coins, inventory – precious metals, and accounts payable approximates fair value due to the short-term maturities of these instruments.

RECLASSIFICATIONS

The Company recorded restricted cash of $150,000 as part of cash in the audited consolidated financial statements included in the December 31, 2019 10-K. The restricted cash has been listed as a separate line for December 31, 2019 in the attached balance sheet. All of the restricted cash was disbursed in the three months ended March 31, 2020. The reclassification did not affect current assets, total assets, or net loss for the year ended December 31, 2019.

NOTE 2 - GOING CONCERN

The Company has not posted operating income and has not generated cash from operations since inception. It has an accumulated deficit of $60,207,491 as of December 31, 2020. The Company did not generate cash flow from operations for the years ended December 31, 2020 and December 31, 2019. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In the first quarter of 2020, outstanding convertible notes payable balances as of December 31, 2019, were either converted to common stock or paid off. In relation to that, the Company had discussions with a third party in regards to raising funds through a private placement of equity. Those discussions with that third party have since been terminated. The Company intends to initiate discussions with an undetermined third party in regards to raising funds through a private placement of equity which, if it occurs, will provide the Company with funds to expand its operations and likely eliminate the going concern issue.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the update simplify the accounting for income taxes by removing the following exceptions:

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company adopted the amendment as of January 1, 2019.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The following table summarizes the impact of Topic 842 on our consolidated balance sheet upon adoption on January 1, 2019:

	January 1, 2019
	pre-adoption	adoption impact	post-adoption
Assets
Right of use lease asset	$-	$59,777	$59,777
Total assets	$-	$59,777	$59,777

Liabilities and Stockholders’ Deficit
Operating lease liability – current	$-	$9,088	$9,088
Operating lease liability - non-current	-	50,689	50,689
Total liabilities and stockholders’ deficit	$-	$59,777	$59,777

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2020	December 31, 2019
Furniture and equipment	$58,460	$58,610
Less – accumulated depreciation	(54,737)	(48,987)
	$3,723	$9,473

Depreciation expense for the years ended December 31, 2020 and 2019 was $5,750 and $6,296, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2020	December 31, 2019
Accrued interest payable	$2,886	$415,823
Accrued consultant fees	140,967	130,000
Accrued audit fees	71,575	52,916
Accrued dividends - preferred stock	32,381	-
Accrued payroll	30,000	-
Expenses owed related party	22,669	33,480
Accrued settlement fees	-	26,640
Other accrued expenses	15,647	1,255
	$316,125	$660,114

NOTE 6 – SERIES A CONVERTIBLE PREFERRED STOCK

During December 2019, a third party deposited $150,000 in an escrow account in exchange for 200,000,000 shares of Series A Preferred Stock and 100,000,000 common stock warrants. The funds were used as part of the payments of convertible notes payable in January 2020. 150,000,000 shares of Series A Preferred Stock were converted into 150,000,000 shares of common stock in the third quarter of 2020 and 50,000,000 shares of Series A Preferred Stock were converted into 50,000,000 shares of common stock in the fourth quarter of 2020.

In January and February 2020, a related party deposited $200,000 in an escrow account in exchange for 400,000,000 shares of Series A Preferred Stock. The funds were used as part of the payments of convertible notes payable in January 2020. All preferred stock was issued and outstanding as of December 31, 2020.

In January 2020, a third party deposited $200,000 in an escrow account in exchange for 400,000,000 shares of Series A Preferred Stock. The funds were used as part of the payments of convertible notes payable in January 2020. 245,000,000 shares of Series A Preferred Stock were converted into 245,000,000 shares of common stock in the third quarter of 2020 and 155,000,000 shares of Series A Preferred Stock were converted into 155,000,000 shares of common stock in the fourth quarter of 2020.

The following table is a summary of the activity for Stock payable – Series A convertible Preferred Shares parties for the year ended December 31, 2020:

	Amount	Shares

Balance at 12/31/2019	$150,000	200,000,000
Stock payable increases	400,000	800,000,000
Stock payable converted to preferred shares	(200,000)	(400,000,000)
Stock payable converted to preferred shares then converted to common shares	(350,000)	(600,000,000)
Balance at 12/31/2020	$-	-

The Series A Preferred Stock have a dividend rate of 8% of the purchase price, which increases to 15% after two years and are cumulative. Upon a liquidation, the shareholders shall receive $0.013 per share before any distribution is made to any junior shares. Preferred shareholders shall have the right to convert any number of their shares into common shares at any time. The shares upon conversion shall be equal to the greater of 1) one share of common stock if the market value of the common stock is at or above $0.001 per share, or 2) if the market value of the common stock is below $0.001 per share, then the conversion shall be the number of shares to be converted times the conversion rate of $0.001 divided by the market value. The Company, at the option of its directors, may at any time or from time to time, after the expiration of two years from the date of the issuance of any shares of the Series A Preferred Stock to a Holder, redeem the whole or any part of the outstanding Series A Preferred Stock of such Holder. Any such redemption shall be pro rata with respect to all of the Holders of the Series A Preferred Stock. There is no contractual cap on the number of common shares that the Company could be required to deliver on preferred shareholders’ conversion to common stock. Accordingly, Series A Preferred Stock has been classified as temporary equity (See Note 13).

NOTE 7 - RELATED PARTY ACTIVITY

During the year ended December 31, 2020, the Company’s chief executive officer purchased 400,000,000 shares of Series A convertible Preferred Stock for $200,000 (see Note 6). The funds were used as part of the payments of convertible notes payable in January 2020.

During the year ended December 31, 2020, the Company’s chief executive officer was granted 80,000,000 shares of the Company’s common stock for services for the period January 1, 2020 through June 30, 2020. The shares were valued at $208,000 based on the closing price on the grant date

During the year ended December 31, 2020, the Company was provided loans totaling $359,838 by the Company’s chief executive officer. $110,000 in loans were repaid. The loans bear interest at 6% per annum. During the six months ended June 30, 2020, $212,080 in notes payable and $20,126 in accrued interest to the Company’s chief executive officer were converted to 229,737,650 shares of the Company’s common stock valued at $414,238 based on the closing price on the grant dates. This includes 24,737,650 shares issued for payment on settlement of convertible debt with Power Up. $182,032 was recorded as loss on settlement of related party debt in the accompanying statement of operations.

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

The following table is a summary of the activity for Loan payable- related parties for the year ended December 31, 2020:

Balance at 12/31/2019	$60,742
Loan increases	359,838
Loan payments	(110,000)
Loan principal converted to common stock	(212,080)
Balance at 12/31/2020	$98,500

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases space for Mom’s Silver Shop. The lease is for five years and began in October 2018 and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of December 31, 2020, the maturities of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2021	$16,738
2022	17,240
2023	13,221
Total remaining lease payments	47,199
Less: imputed interest	(8,719)
Total operating lease liabilities	38,480
Less: current portion	(12,617)
Long term operating lease liabilities	$25,863

Weighted average remaining lease term	33 months
Weighted average discount rate	12%

LITIGATION

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintains that Sunstock owes it 87,179,487 shares of Preferred Stock Warrants and 9,230,769 shares of Common Stock Warrants. Boustead is also seeking general damages, interest, and costs of the suit. Sunstock believes that Boustead has not fulfilled its obligations in raising equity and plans to vigorously contest the suit. Sunstock has hired an arbitrator and is currently in negotiations with Boustead.

In December 2020, a former employee of Sunstock filed a claim with the California Labor Commission regarding claimed back pay owed. A preliminary hearing was held on January 4, 2021 and the Company is currently awaiting the next step.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On May 24, 2017, the Company entered a Convertible Promissory Note with Auctus Fund, LLC., (“Auctus”) in the principal amount of $112,250 (the “Auctus Note”) The Auctus Note beared interest at the rate of 12% per annum (24% upon an event of default) and was due and payable on February 24, 2018. The note was in default. The principal amount of the Auctus Note and all accrued interest was convertible at the option of the holder at the lower of (a) 55% multiplied by the average of the two lowest trading prices during the 25 trading days prior to the date of the note and (b) 55%, (a 45% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date). The variable conversion term was a derivative liability and the Company recorded approximately $100,000 of debt discount upon issuance. The prepayment amount ranged from 135% to 140% of the outstanding principal plus accrued interest of the note, depending on when such prepayment was made. In addition, the Company recognized issuance costs of $12,750 on the funding date and amortized such costs as interest expense over the term of the note. The Company recorded approximately $159,000 in default penalty that was added to the note as of December 31, 2018. On January 15, 2020, the Company reached a settlement agreement and general release with Auctus and EMA. The agreement called for the payment of $425,000 by January 31, 2020, which was made, upon which Auctus and EMA would release the Company of all claims.

On June 5, 2017, the Company entered a Convertible Promissory Note with EMA Financial, LLC., (“EMA”) in the principal amount of $115,000 (the “EMA Note”). The EMA Note beared interest at the rate of 10% per annum (24% upon an event of default) and was due and payable on June 5, 2018. The principal amount of the EMA Note and all accrued interest was convertible at the option of the holder at the lower of (a) the closing sales price 50% and (b) (a 50% discount) multiplied by the average market price (the trading period preceding 25 days of the conversion date) or the closing bid price. The variable conversion term was a derivative liability, see Note 7, and the Company recorded approximately $115,000 of debt discount upon issuance and amortized such costs to interest expense over the term of the note. The prepayment amount ranged from 135% to 150% of the outstanding principal plus accrued interest of the note, depending on when such prepayment was made. In addition, the Company recognized issuance costs of $6,900 on the funding date and amortized such costs as interest expense over the term of the note. The Company recorded approximately $109,000 in default penalty that was added to the note as of December 31, 2018. On January 15, 2020, the Company reached a settlement agreement and general release with Auctus and EMA. The agreement called for the payment of $425,000 by January 31, 2020, which was made, upon which Auctus and EMA would release the Company of all claims.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA AUC”) with Auctus Fund, LLC, upon the terms and subject to the conditions of SPA3, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note”) to Auctus. The Company received proceeds of $77,000.00 in cash from Auctus. Interest accrued on the outstanding principal amount of the Note at the rate of subject 12% per annum (24% upon an event of default). The Note was due and payable on July 11, 2018. The Note was convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the two (2) lowest trading days during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The variable conversion term was a derivative liability and the Company recorded approximately $74,000 of debt discount upon issuance, which was amortized to interest expense over the life of the note Regarding the Note, the Company paid Auctus $10,750 for its expenses and legal fees. The Company recorded approximately $127,000 in default penalty that was added to the note as of December 31, 2018. On January 15, 2020, the Company reached a settlement agreement and general release with Auctus and EMA. The agreement called for the payment of $425,000 by January 31, 2020, which was made, upon which Auctus and EMA would release the Company of all claims.

On October 11, 2017, the Company entered into a securities purchase agreement (“SPA4”) with EMA Financial, LLC (“EMA2”), upon the terms and subject to the conditions of SPA4, we issued a convertible promissory note in the principal amount of $85,000.00 (the “Note4”) to EMA. The Company received proceeds of $79,395.00 in cash from EMA2. Interest accrued on the outstanding principal amount of the Note4 at the rate of 10% per annum (24% upon an event of default). The Note4 was due and payable on October 11, 2018. The Note4 was convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. The variable conversion term was a derivative liability and the Company recorded approximately $85,000 of debt discount upon issuance, which was amortized to interest expense over the life of the note. If the closing sale price at any time fell below $0.17 or less. (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 50% figure mentioned above would be reduced to 35%. In connection with the EMA Note, the Company paid EMA2 $5,100 for its expenses and legal fees. The Company recorded approximately $81,000 in default penalty that was added to the note as of December 31, 2018. On January 15, 2020, the Company reached a settlement agreement and general release with Auctus and EMA. The agreement called for the payment of $425,000 by January 31, 2020, which was made, upon which Auctus and EMA would release the Company of all claims.

On December 8, 2017, the Company entered into a securities purchase agreement (“SPA3”) with Crown Bridge Partners, LLC (“CROWN”), upon the terms and subject to the conditions of SPA6, we issued a convertible promissory note in the principal amount of $65,000.00 (the “Note6”) to CROWN. The Company received proceeds of $56,000 in cash from CROWN. Interest accrued on the outstanding principal amount of the Note6 at the rate of 8% per annum (15% upon an event of default). The Note6 was due and payable on December 8, 2018. The Note6 was convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 55% of the lowest sale price for the common stock during the twenty (25) consecutive trading days immediately preceding the conversion date. If the closing sale price at any time fell below $0.10 (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 55% figure mentioned above would be reduced to 45%. The variable conversion term was a derivative liability and the Company recorded approximately $65,000 of debt discount upon issuance, which was amortized to interest expense over the life of the note. In connection with the Note6, the Company paid CROWN $2,500 for its expenses and legal fees. The Company recorded approximately $32,000 in default penalty that was added to the note as of December 31, 2018. On January 28, 2020, the Company reached a settlement agreement and general release with Crown Bridge. The agreement called for the payment of $90,000 by January 31, 2020, which was made, upon which Crown Bridge would release the Company of all claims.

On April 16, 2018, the Company entered into a securities purchase agreement (“SPA8”) with Powerup Lending Group, LTD (“POWER3”), upon the terms and subject to the conditions of SPA8 we issued a convertible promissory note in the principal amount of $53,000.00 (the “Note8”) to POWER3. The Company received proceeds of $50,000 in cash from POWER3. Interest accrued on the outstanding principal amount of the Note8 at the rate of 12% per annum (22% upon an event of default. The Note8 was due and payable on January 30, 2019. The Note8 was convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. In connection with the Note8, the Company paid POWER3 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of December 31, 2018. On January 9, 2020, $15,000 in accrued interest and default penalty were converted to 24,590,164 shares of common stock. The remaining balance of $24,737.65 was paid by the Company’s CEO, Jason Chang, on January 9, 2020.

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

There were no convertible notes payable as of December 31, 2020.

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

All convertible notes outstanding as of December 31, 2019 were either converted to stock or paid during the year ended December 31, 2020.

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

From time to time, the Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives for accounting purposes. Accordingly, the Company has classified all conversion features as derivative liabilities. All convertible notes with derivative liabilities were either converted to common stock or were settled by payment as of December 31, 2020.

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the year ended December 31, 2020:

Balance December 31, 2019	$3,240,220
Elimination of fair value due to elimination of debt	(3,240,220)
Balance as of December 31, 2020	$-

NOTE 11 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $731 are monthly beginning twelve months after closing.

NOTE 12 – STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock which includes 1,100,000,000 of Series A convertible preferred stock.

During the year ended December 31, 2020, the Company issued 600,000,000 shares of its common stock for the conversion of 600,000,000 shares of Series A convertible preferred stock.

During the year ended December 31, 2020, the Company recorded shareholders receivable in the aggregate of $25,100 from the issuance of 203,500,000 shares of its common stock. $20,350 was recorded to common stock and $4,750 to additional paid-in capital. $5,100 of the stock receivable was received during the three months ended September 30, 2020.

During the year ended December 31, 2020, the Company issued 2,500,000 shares of its common stock for $15,000 in cash at a price of $0.006 per share.

During the year ended December 31, 2020, the Company issued 75,000,000 shares of its common stock for $7,500 in cash at a price of $0.0001 per share.

During the year ended December 31, 2020, the Company issued 20,000,000 shares of its common stock for $20,000 in cash at a price of $0.001 per share.

During the year ended December 31, 2020, the Company issued 314,000,000 shares of its common stock for services with a fair market value of $345,400 that was recorded to Professional fees in the accompanying consolidated statement of operations.

During the year ended December 31, 2020, the Company issued 80,000,000 shares of its common stock to its chief executive officer for services with a fair market value of $208,000.

During the year ended December 31, 2020, the Company issued 24,590,164 shares of its common stock for the conversion of $15,000 of convertible note payable.

During the year ended December 31, 2020, the Company issued 229,737,650 shares of its common stock valued at $414,238 for the conversion of $212,080 of related party notes payable and $20,126 accrued interest payable. This includes 24,737,650 shares issued for payment on settlement of convertible debt with Power Up (see Note 7). $182,032 was recorded as loss on settlement of related party debt in the accompanying statement of operations.

During the year ended December 31, 2020, the Company issued 98,214,286 shares of its common stock for the cashless conversion of warrants exercised.

During the year ended December 31, 2020, the Company recorded $25,000 in beneficial conversion feature for a convertible note issued in February 2020. $25,000 was expensed to interest expense (see Note 9).

During the year ended December 31, 2019, the Company received an aggregate of $236,600 from the issuance of 435,750,000 shares of its common stock. $43,575 was recorded to common stock, $5,966,175 to additional paid-in capital, and $5,773,150 to employee comp expense in general and administrative expense.

NOTE 12 – STOCKHOLDER’S EQUITY (DEFICIT) (CONTINUED)

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

WARRANTS

On December 30, 2019, the Company issued to Boustead Securities (“Boustead”) a preferred stock purchase warrant for 100,000,000 shares. Boustead may exercise the warrant at any time from three months after December 30, 2019 until January 31, 2025 at a purchase price of $0.0005 per share, although Boustead may not own more than 9.99% of total outstanding preferred shares after any conversion. Boustead may exercise the warrant in a cashless exercise. Boustead may also, at its sole discretion, convert preferred shares to common shares based on a conversion rate in the Certificate of Designation for the Series A Preferred Stock. The Company also issued to Boustead a common stock purchase warrant for 10,000,000 shares. Boustead may exercise the warrant at any time from three months after December 30, 2019 until January 31, 2025 at a purchase price of $0.0003 per share, although Boustead may not own more than 9.99% of total outstanding common shares after any exercise. Boustead may exercise the warrants in a cashless exercise.

	preferred stock warrants	common stock warrants
Balance at 12/31/19	100,000,000	110,000,000
Warrants added	-	-
Warrants forfeited due to cashless exercise	-	(1,785,714)
Warrants exercised	-	(98,214,286)
Balance at 12/31/20	100,000,000	10,000,000

NOTE 13 – TEMPORARY EQUITY

The Company issued 1,000,000,000 and no shares of Series A convertible preferred stock for the years ended December 31, 2020 and December 31, 2019, respectively. Shares of Series A convertible preferred stock hold conversion features providing that, at the holder’s election, the holder may convert the preferred stock into common stock. Upon conversion, the Company may be required to deliver a variable number of equity shares that is determined by using a formula based on the market price of the Company’s common stock. The right of the preferred shareholder to convert into common shares shall commence as of the date the shares are issued to the shareholder. In the event the preferred shareholder elects to convert, the preferred shareholder shall have 60 days from the date of such notice in which to render his shares of preferred stock to the Company. The conversion rate shall be the greater of (i) one fully paid and nonassessable share of common stock if the market value of the common stock is at or above $0.001 per share, or (ii) if the market value of the common stock is below $0.001, a number of fully paid and nonassessable shares of common stock equal to an amount of preferred shares multiplied by the conversion ratio of $0.001 divided by the market value, at the discretion of the preferred shareholder. Market value shall mean the closing bid price for the common stock on such previous day’s close of the common stock. The conversion rate and conversion price may be adjusted upon subdivision (by any share split, share dividend, recapitalization, for example), combination (by combination, reverse share split, for example), or any recapitalization, reorganization, reclassification, consolidation, merger, or other similar transaction. There is no contractual cap on the number of common shares that the Company could be required to deliver on preferred shareholders’ conversions to common stock. Accordingly, Series A preferred stock has been classified as temporary equity. As of December 31, 2020, the Company’s stock price was $0.0024 per share.

NOTE 13 – TEMPORARY EQUITY (CONTINUED)

600,000,000 shares of Series A convertible preferred stock were converted to 600,000,000 shares of common stock during the year ended December 31, 2020. 400,000,000 shares of Series A convertible preferred stock were outstanding as of December 31, 2020.

The liquidation preference was $5,200,000 and $0 as of December 31, 2020 and 2019, respectively.

NOTE 14 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the years ended December 31, 2020 and 2019 is summarized below:

	December 31, 2020	December 31, 2019
Current:
Federal	$-	$-
State	800	1,600
Total current	800	1,600
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax provision	$800	$1,600

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income (loss) before income taxes to the income provision is as follows:

	December 31, 2020	December 31, 2019
U.S. federal statutory tax rate	21.0000%	21.0000%
State tax benefit, net	0.0299%	0.0158%
Stock based compensation	7.6407%	(16.0444)%
Other	0.0067%	(0.0025)%
Change in valuation allowance	(28.6474)%	(4.9531)%
Effective income tax rate	0.0299%	0.0158%

NOTE 14 - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
NOL’s	$1,757,000	$1,896,427
State taxes	-	-
Inventory and other reserves	-	-
Depreciation and amortization	-	-
NQ stock option expense	14,698,000	12,956,327
Total deferred tax assets	16,455,000	14,852,754
Valuation allowance	(16,455,000)	(14,852,754)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $719,000 for the year ended December 31, 2020.

As of December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,350,000 which expire beginning in the year 2033. As of December 31, 2020, the Company had net operating loss carryforwards for state income tax purposes of approximately $4,800,000 which expire beginning in the year 2033.

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

The Company has not filed any federal or state tax returns since its inception, but intends to file them in 2021.

NOTE 15 - SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the audited consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

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

On February 16, 2021, 400,000,000 shares of convertible preferred stock were converted to 400,000,000 shares of common stock by the Company’s CEO. No convertible preferred stock was outstanding after the conversion.

On March 18, 2021, 640,670,000 shares of common stock were issued to the Company’s CEO for $192,201 in related party debt.

