Form 10-Q
period 2021-03-31
Sunstock, Inc.
filed 2021-05-24
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 24, 2021
Common Stock, par value $0.0001	4,124,247,703

Preferred Stock, par value $0.0001	-

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020 (audited)	4

Unaudited Condensed and Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020	5

Unaudited Condensed and Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 and 2020	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 17

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$60,327	$47,055
Accounts receivable	219	219
Inventory – coins	396,090	333,088
Inventory – precious metals	621,844	682,511
Prepaid expenses	6,493	13,456

Total current assets	1,084,973	1,076,329

Property and equipment, net	2,961	3,723
Right of use lease asset	35,495	38,480

Total assets	$1,123,429	$1,118,532

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$304,774	$316,125
SBA loan – current portion	2,384	-
Operating lease liability – current portion	13,125	12,617
Loans payable – related parties	30,000	98,500

Total current liabilities	350,283	427,242

PPP loan	15,125	-
SBA loan. Net of current portion	147,616	150,000
Operating lease liability, net of current portion	22,370	25,863

Total liabilities	535,394	603,105

Commitments and contingencies

Series A convertible preferred stock, $0.0001 par value, 1,100,000,000 shares authorized, 0 and 400,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $5,200,000 as of March 31, 2021 and December 31, 2020, respectively-	-	200,000
Stockholders’ equity
Preferred stock; $0.0001 par value, 400,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 3,980,347,703 and 2,939,677,703 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	398,035	293,968
Additional paid – in capital	61,907,591	60,274,050
Receivable from shareholders	(45,100)	(45,100)
Accumulated deficit	(61,672,491)	(60,207,491)

Total stockholders’ equity	588,035	315,427
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,123,429	$1,118,532

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2021	2020

Revenues	$2,948,188	$2,729,199
Cost of revenue	2,914,692	2,668,069
Gross profit	33,496	61,130

Operating expenses
Professional fees	71,695	476,726
Compensation	399	526,575
Other operating expenses	16,217	28,540
Total operating expenses	88,311	1,031,841

Loss from operations	(54,815)	(970,711)

Other income (expense)
Unrealized loss on investments in precious metals	(60,667)	(60,965)
Interest expense	(1,449)	(7,040)
Interest expense related party	(1,862)	(1,781)
Loss on settlement of related party debt	(1,345,407)	(182,032)
Gain from settlement of notes payable	-	776,315
Changes in fair value of derivative liability	-	3,240,220
Total other income (expense), net	(1,409,385)	3,764,717

Income (loss) before provision for income taxes	(1,464,200)	2,794,006

Provision for income taxes	800	800

Net income (loss)	$(1,465,000)	$2,793,206

Income (loss) per share – basic	$(0.00)	$0.00

Income (loss) per share - diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic	3,223,330,036	1,712,658,626

Weighted average number of common shares outstanding – diluted	3,223,330,036	1,806,065,219

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-	Shareholders	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31. 2019	-	$-	1,292,135,603	$129,214	$58,592,366	$(25,100)	$(62,885,335)	$(4,188,855)
Issuance of common stock for cash and receivables	-	-	206,000,000	20,600	19,500	(25,100)	-	15,000
Estimated difference in fair value of common stock issued for cash	-	-	-	-	421,200	-	-	421,200
Issuance of common stock for services	-	-	314,000,000	31,400	314,000	-	-	345,400
Issuance of common stock for services related party	-	-	80,000,000	8,000	200,000	-	-	208,000
Issuance of common stock for convertible notes	-	-	24,590,164	2,459	12,541	-	-	15,000
Issuance of common stock for related party notes payable	-	-	229,737,650	22,974	209,232	-	-	232,206
Estimated difference in fair value of common stock issued for related party note payable	-	-	-	-	182,032	-	-	182,032
Issuance of common stock for exercise of warrants (noncash transaction)	-	-	98,214,286	9,821	(9,821)	-	-	-
Beneficial conversion feature of convertible note payable	-	-	-	-	25,000	-	-	25,000
Net income	-	-	-	-	-	-	2,793,206	2,793,206
Balance at March 31, 2020 (unaudited)	-	$-	2,244,677,703	$224,468	$59,966,050	$(50,200)	$(60,092,129)	$48,189

Balance at December 31, 2020	400,000,000	200,000	2,939,677,703	$293,968	$60,274,050	$(45,100)	$(60,207,491)	$315,427
Issuance of common stock for related party notes payable and accrued interest	-	-	640,670,000	64,067	1,473,541	-	-	1,537,608
Issuance of common stock for conversion of preferred stock	(400,000,000)	(200,000)	400,000,000	40,000	160,000	-	-	200,000
Net loss	-	-	-	-	-	-	(1,465,000)	(1,465,000)
Balance at March 31, 2021 (unaudited)	-	$-	3,980,347,703	$398,035	$61,907,591	$(45,100)	$(61,672,491)	$588,035

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$(1,465,000)	$2,793,206
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	-	(3,240,220)
Unrealized loss on investment in precious metals	60,667	60,965
Depreciation	762	2,196
Common stock issued for services including amortization of prepaid consulting	-	553,400
Excess of fair value of common stock issued for cash	-	421,200
Loss on settlement of related party debt	1,345,407	182,032
Amortization of beneficial conversion feature	-	6,944
Gain on settlement of convertible notes payable	-	(766,937)
Changes in operating assets and liabilities
Accounts receivable	-	20,961
Inventories – coins	(63,002)	(63,637)
Prepaid expenses	6,963	(171,240)
Accounts payable and accrued expenses	(6,650)	47,339
Net cash used in operating activities	(120,853)	(153,791)
INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	15,000
Proceeds from convertible notes payable		25,000
Payments on convertible notes payable	-	(539,738)
Stock payable	-	400,000
Proceeds from PPP loan	15,125	-
Proceeds from loan - related parties	119,000	151,338
Net cash provided by financing activities	134,125	51,600

Net change in cash	13,272	(102,191)
Cash and restricted cash, beginning of period	47,055	153,635
Cash, end of period	$60,327	$51,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$150,335
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	$-	$553,400
Common stock issued in exchange for convertible notes	$-	$15,000
Common stock issued in exchange for related party debt	$1,537,608	$-
Common stock issued for conversion of preferred stock	$200,000	$-

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

The accompanying condensed and consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP). The accompanying unaudited condensed and consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange

Commission (SEC). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2021 are not necessary indicative of the results that may be expected for the year ended December 31, 2021 or any future periods.

USE OF ESTIMATES

The preparation of the unaudited condensed and consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company’s management include realizability and valuation of inventories and value of stock-based transactions.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2021 and December 31, 2020.

INVENTORIES

INVENTORY - COINS

The Company acquired the Retail Store in October 2018 to enter the market for collectible coins. The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $396,090 at March 31, 2021 compared to $333,088 at December 31, 2020.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at March 31, 2021 include $621,844 of gold and silver bullion and bullion coins and $682,511 at December 31, 2020 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized loss in precious metals of $60,667 for the three months ended March 31, 2021 and an unrealized loss of $60,965 for the three months ended March 31, 2020.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at March 31, 2021 and December 31, 2020.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock warrants and have been excluded from the computation of diluted income (loss) per share for the three months ended March 31, 2021 because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three months ended March 31, 2020 there were 110,000,000 potentially dilutive shares that were included in the diluted income (loss) per share.

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

At March 31, 2021 and December 31, 2020, the Company’s financial instruments include cash, accounts receivable, precious metals inventory, coins inventory, PPP loan, SBA loan, and accounts payable and accrued expenses. The carrying amount of cash, accounts receivable, precious metals inventory, coins inventory, PPP loan, SBA loan, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of $61,672,491 as of March 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed and consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue unaudited concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	March 31, 2021	December 31, 2020
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(55,499)	(54,737)
	$2,961	$3,723

Depreciation expense for the three months ended March 31, 2021 and 2020 was $762 and $2,196, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2021	December 31, 2020
Accounts payable	$1,866	$-
Accrued consultant fees	137,984	140,967
Accrued audit fees	57,650	71,575
Accrued payroll	30,000	30,000
Expenses owed consultant	22,668	22,669
Accrued dividends – preferred stock	36,326	32,381
Accrued interest payable	4,335	2,886
Accrued interest payable related party	14	2,853
Other accrued expenses	13,931	12,794
	$304,774	$316,125

NOTE 5 - RELATED PARTY ACTIVITY

During the three months ended March 31, 2021, the Company was provided loans totaling $119,000 by the Company’s chief executive officer. The loans bear interest at 6% per annum.

During the three months ended March 31, 2021, $187,500 in notes payable and $4,701 accrued interest to the Company’s chief executive officer were converted to 640,670,000 shares of the Company’s common stock valued at $1,537,608 based on the closing price on the grant date. $1,345,407 was recorded as loss on settlement of related party debt on the accompanying statement of operations as of March 31, 2021.

During the three months ended March 31, 2021, the Company issued to the chief executive officer 400,000,000 shares of the Company’s common stock in exchange for 400,000,000 shares of the Company’s Series A convertible Preferred Stock.

As of March 31, 2021, the Company has $36,326 in accrued dividends on preferred stock, of which $19,141 is due to the Company’s chief executive officer.

During the three months ended March 31, 2020, the Company’s chief executive officer purchased 400,000,000 shares of Series A Preferred Stock for $200,000. The funds were used as part of the payments of convertible notes payable in January 2020. This was classified as stock payable on the March 31, 2020 balance sheet.

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

The following table is a summary of the activity for Loans payable- related parties for the three months ended March 31, 2021:

Balance at 12/31/2020	$98,500
Loan increases	119,000
Loan principal converted to common stock	(187,500)
Balance at 03/31/2021	$30,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases space for the Retail Store. The lease is for five years and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of March 31, 2021, the future payments of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2021	$12,585
2022	17,240
2023	13,221
Total remaining lease payments	43,046
Less: imputed interest	(7,551)
Total operating lease liabilities	35,495
Less: current portion	(13,125)
Long term operating lease liabilities	$22,370

Weighted average remaining lease term	30 months
Weighted average discount rate	12%

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

Note 7 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $731 are monthly beginning twelve months after closing.

NOTE 8 – PPP LOAN

In February 2021, the Company received a $15,125 loan from the federal Paycheck Protection Program (“PPP”). The loan is for five years, interest is 1.0% per annum, and no payments are due until maturity. The Company may apply for forgiveness of the loan in the future and no more than 40% of the loan may be used for non-payroll costs.

NOTE 9- STOCKHOLDER’S EQUITY

COMMON STOCK

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock.

During the three months ended March 31, 2021, the Company issued 640,670,000 shares of its common stock to its chief executive officer for the conversion of $187,500 of related party notes payable and $4,701 accrued interest payable.

During the three months ended March 31, 2021, the Company issued 400,000,000 shares of its common stock to its chief executive officer for the conversion of 400,000,000 shares of Series A convertible Preferred Stock.

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

WARRANTS

The following table is a summary of the activity for warrants for the three months ended March 31, 2021:

	preferred stock warrants	common stock warrants
Balance at 12/31/20	100,000,000	10,000,000

Warrants added	-	-
		-
Warrants exercised	-	-

Balance at 03/31/21	100,000,000	10,000,000

The preferred stock and common stock warrants can be exercised at a purchase price of $0.0005/share and $0.0003/share, respectively. All warrants expire on January 31, 2025.

NOTE 10 – TEMPORARY EQUITY

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

400,000,000 shares of Series A convertible preferred stock were converted to 400,000,000 shares of common stock during the three months ended March 31, 2021. As of March 31, 2021, there were no convertible Series A Preferred Shares outstanding.

There is, as of March 31, 2021, $36,326 in accrued dividends on the preferred stock.

The liquidation preference was $0 and $5,200,000 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 11 – SUBSEQUENT EVENTS

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition or liquidity for the fiscal year 2021. However, to date there has not been a decrease in sales. The Company believes that in this time of uncertainty, individuals are buying collectible coins as a safe haven. The Company is unable to predict if such buying will continue during this time of uncertainty or if the buying will decrease as events change and evolve.

On April 30, 2021, the Company issued 143,900,000 shares of its common stock to its chief executive officer for the conversion of $43,000 related party notes payable and $170 accrued interest payable.

On May 7, 2021, the Company filed Schedule 14C with the SEC to seek approval to authorize a reverse stock split of the common stock issued and outstanding on a one new share for one thousand old share basis to be effective upon approval of the SEC. Fractional shares will be rounded up to the next whole share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed and consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021, as well as the unaudited condensed and consolidated financial statements and related notes contained therein.

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

Going Concern

The Company has not posted operating income and has not generated cash from operations since inception. It has an accumulated deficit of $61,672,491 as of March 31, 2021. The Company did not generate cash flow from operations for the three months ended March 31, 2021 and the year ended December 31, 2020. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Discussion of the Three Months ended March 31, 2021 and 2020

The Company generated revenues during the three months ended March 31, 2021 of $2,948,188 as compared to $2,729,199 in revenues posted for the three months ended March 31, 2020. The increase in revenues is due to increased business at Mom’s Silver Shop, which was acquired in October 2018.

For the three months ended March 31, 2021 and 2020, cost of sales was $2,914,692 and $2,668,069, respectively, which was driven by the increase in revenues as disclosed above. Professional fees decreased to $71,695 from $476,726 for the three months ended March 31, 2021 and 2020, respectively, of which $272,700 in the three months ended March 31, 2020 was due to stock for services performed. Compensation decreased to $399 from $526,575 for the three months ended March 31, 2021 and 2020, respectively, of which $525,200 in the three months ended March 31, 2021 were for shares issued to the chief executive officer and Ramnik Clair, board member, below market price for cash. Other operating expenses decreased to $16,217 from $28,540 for the three months ended March 31, 2021 and 2020, respectively.

Interest expense decreased to $1,449 for the three months ended March 31, 2021 from $7,040 for the three months ended March 31, 2020. Interest expense related party increased to $1,862 for the three months ended March 31, 2021 from $1,781 for the three months ended March 31, 2020. Loss on settlement of related party debt increased to $1,345,407 for the three months ended Mach 31, 2021 from $182,032 for the three months ended March 31, 2020 due to more common shares issued and at a greater discount to market value in the three months ended March 31, 2021. Gain from settlement decreased to $0 for the three months ended March 31, 2021 from $776,315 for the three months ended March 31, 2020 due to settlement of convertible notes payable in the three months ended March 31, 2020. Change in fair value of derivative liability was $0 for the three months ended March 31, 2021 compared to a decrease of $3,240,220 for the three months ended March 31, 2020. All derivative liability was reversed in the three months ended March 31, 2020 due to all related convertible debt converted to common stock or settled in January 2020.

Unrealized loss on investments in precious metals decreased to $60,667 for the three months ended March 31, 2021 from an unrealized loss of $60,965 for the three months ended March 31, 2020 due to the drop in price of bullion at March 31, 2021 from December 31, 2020.

During the three months ended March 31, 2021, the Company posted a net loss of $1,465,000 as compared to net income of $2,793,206 for the three months ended March 31, 2020. Such change is primarily related to change in the fair value of derivative liabilities in 2020 and a gain from settlement of notes payable in 2020 offset by stock for services in 2020 compared to $0 for all three items in the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $60,327 in cash, $219 in accounts receivable, and $1,017,934 in inventory of precious metals and coins compared to $47,055 in cash, $219 in accounts receivable, and $1,015,599 in inventory of precious metals and coins at December 31, 2020.

Net cash used in operating activities totaled $120,853 during the three months ended March 31, 2021 as compared to net cash used in operating activities of $153,791 during the three months ended March 31, 2020. Consolidated net loss was $1,465,000 for the three months ended March 31, 2021 as compared to consolidated net income of $2,793,206 for the three months ended March 31, 2020. Explanation of the difference between these three months of 2021 and 2020 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income/(net loss) for the three months ended March 31, 2021 and 2020, respectively, consist primarily of change in fair value of derivative liability, unrealized loss on investment in precious metals, depreciation, loss on settlement of related party debt, estimated fair value of common stock issued for cash, and gain on settlements of convertible notes payable.

Change in fair value of derivative liability were $0 and ($3,240,220), respectively, for the three months ended March 31, 2021 and 2020. Unrealized losses on investment in precious metals were $60,667 and $60,965, respectively, for the three months ended March 31, 2021 and 2020. Depreciation was $762 and $2,196, respectively, for the three months ended March 31, 2021 and 2020. Common stock issued for services including amortization of prepaid consulting was $0 and $553,400, respectively, for the three months ended March 31, 2021 and 2020. Excess of fair value of common stock issued for cash was $0 and $421,200, respectively, for the three months ended March 31, 2021 and 2020. Excess of fair value of common stock issued to related party upon conversion of note payable was $1,345,407 and $182,032, respectively, for the three months ended March 31, 2021 and 2020. Amortization of beneficial conversion feature was $0 and $6,944, respectively, for the three months ended March 31, 2021 and 2020. Gain on settlement of convertible notes payable was $0 and $776,937, respectively, for the three months ended March 31, 2021 and 2020.

Changes in assets and liabilities for accounts receivable, inventories, prepaid expenses, stock payable, and accounts payable and accrued expenses totaled decreases of $62,689 and $166,577, respectively, for the three months ended March 31, 2021 and 2020, respectively.

No cash was used in investing activities for the three months ended March 31, 2021 and 2020, respectively.

Net cash provided by financing activities was $134,125 for the three months ended March 31, 2021 and net cash provided by financing activities was $51,600 for the three months ended March 31, 2020. Proceeds of $0 and $25,000 were received from the issuance of convertible notes payable for the three months ended March 31, 2021 and 2020, respectively. Payments on convertible notes payable were $0 and $539,738, respectively, for the three months ended March 31, 2021 and 2020. Proceeds of $0 and $400,000 were received from stock payable, respectively, for the three months ended March 31, 2021 and 2020. Proceeds of $0 and $15,000 were received from the issuance of common stock, respectively, for the three months ended March 31, 2021 and 2020. $119,000 and $151,338, respectively were received from notes payable related party for the three months ended March 31, 2021 and 2020. Proceeds of $15,125 and $0, respectively, were received from a PPP loan for the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

2.the Company does not obtain and retain supporting documentation over the precious metal trade dates and quantities traded and does not properly record the realized gain/loss on the trade according to the fair market value of the items traded on a given date.

3.the Company has an inadequate number of personnel that could accurately and timely record and report the Company’s consolidated financial statements in accordance with US GAAP.

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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)

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

-

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, we issued the following unregistered securities:

We issued 640,670,000 shares of its common stock to its chief executive officer for the conversion of $187,500 of related party notes payable and $4,701 accrued interest payable.

We issued 400,000,000 shares of its common stock to its chief executive officer for the conversion of 400,000,000 shares of Series A convertible Preferred Stock.

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

SUNSTOCK, INC.

Dated: May 24, 2021	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer, Chief Financial Officer

Dated: May 24, 2021	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

