Form 10-Q
period 2021-09-30
Sunstock, Inc.
filed 2021-11-22
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 22, 2021
Common Stock, par value $0.0001	4,126,387
Preferred Stock, par value $0.0001	-

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (audited)	4

Unaudited Condensed and Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	5

Unaudited Condensed and Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity for the Three and Nine Months Ended as of September 30, 2021 and 2020	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 17

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$37,469	$47,055
Accounts receivable	-	219
Inventory – coins	526,311	333,088
Inventory – precious metals	607,142	682,511
Prepaid expenses	4,493	13,456

Total current assets	1,175,415	1,076,329

Property and equipment, net	1,497	3,723
Right of use lease asset	29,252	38,480

Total assets	$1,206,164	$1,118,532

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$617,278	$316,125
Operating lease liability – current portion	14,188	12,617
Loans payable – related parties	71,000	98,500

Total current liabilities	702,466	427,242

PPP loan	30,250	-
SBA loan. Net of current portion	150,000	150,000
Operating lease liability, net of current portion	15,064	25,863

Total liabilities	897,780	603,105

Commitments and contingencies

Series A convertible preferred stock, $0.0001 par value, 1,100,000,000 shares authorized, 0 and 400,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $5,200,000 as of September 30, 2021 and December 31, 2020, respectively	-	200,000
Stockholders’ equity
Preferred stock; $0.0001 par value, 400,000,000 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 4,126,387 and 2,941,817 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	412	294
Additional paid – in capital	62,778,644	60,567,724
Receivable from shareholders	-	(45,100)
Accumulated deficit	(62,470,672)	(60,207,491)

Total stockholders’ equity	308,384	315,427
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,206,164	$1,118,532

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenues	$4,135,437	$2,533,963	$10,198,419	$7,741,850
Cost of revenue	4,069,093	2,485,634	10,061,684	7,591,124
Gross profit	66,344	48,329	136,735	150,726

Operating expenses
Professional fees	63,196	23,299	214,813	751,728
Compensation	14,051	3,423	28,404	710,896
Lawsuit judgment	260,308	-	260,308	-
Other operating expenses	9,247	19,730	37,568	87,412
Total operating expenses	346,802	46,452	541,093	1,549,586

Loss from operations	(280,458)	1,877	(404,358)	(1,398,860)

Other income (expense)
Unrealized gain (loss) on investments in precious metals	(48,586)	95,964	(75,370)	119,874
Interest expense	(1,443)	(1,443)	(4,335)	(26,785)
Interest expense related party	(472)	(1,520)	(2,650)	(3,345)
Loss on settlement of related party debt	-	-	(1,775,668)	(182,032)
Gain from settlement of convertible notes payable	-	-	-	776,315
Other income	-	-	-	1,000
Changes in fair value of derivative liability	-	-	-	3,240,220
Total other income (expense), net	(50,501)	93,001	(1,858,023)	3,925,247

Income (loss) before provision for income taxes	(330,959)	94,878	(2,262,381)	2,526,387

Provision for income taxes	-	-	800	800

Net income (loss)	$(330,959)	$94,878	$(2,263,181)	$2,525,587

Income (loss) per share - basic	$(0.08)	$0.04	$(0.59)	$1.14

Income (loss) per share - diluted	$(0.08)	$0.03	$(0.59)	$0.80

Weighted average number of common shares outstanding - basic	4,126,387	2,616,960	3,813,568	2,217,073

Weighted average number of common shares outstanding – diluted	4,126,387	3,429,678	3,813,568	3,156,671

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Shareholders	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31. 2019	-	$-	1,292,136	$129	$58,721,451	$(25,100)	$(62,885,335)	$(4,188,855)
Issuance of common stock for cash and receivables	-	-	206,000	21	40,079	(25,100)	-	15,000
Estimated difference in fair value of common stock issued for cash	-	-	-	-	421,200	-	-	421,200
Issuance of common stock for services	-	-	314,000	31	345,369	-	-	345,400
Issuance of common stock for services related party	-	-	80,000	8	207,992	-	-	208,000
Issuance of common stock for convertible notes	-	-	24,590	2	14,998	-	-	15,000
Issuance of common stock for related party notes payable	-	-	229,738	23	232,183	-	-	232,206
Estimated difference in fair value of common stock issued for related party note payable	-	-	-	-	182,032	-	-	182,032
Issuance of comm stock for exercise of warrants (noncash transaction)	-	-	98,214	10	(10)	-	-	-
Beneficial conversion feature of convertible note payable	-	-	-	-	25,000	-	-	25,000
Net income	-	-	-	-	-	-	2,793,206	2,793,206
Balance at March 31, 2020 (unaudited)	-	$-	2,244,678	$224	$60,190,294	$(50,200)	$(60,092,129)	$48,189
Issuance of common stock for cash	-	-	75,000	8	7,492	-	-	7,500
Net loss	-	-	-	-	-	-	(362,497)	(362,497)
Balance at June 30, 2020 (unaudited)	-	$-	2,319,678	$232	$60,197,786	$(50,200)	$(60,454,626)	$(306,808)
Issuance of common stock for conversion of preferred stock	-	-	395,000	39	234,961	-	-	235,000
Payment of shareholders receivable	-	-	-	-	-	5,100	-	5,100
Net income	-	-	-	-	-	-	94,878	94,878
Balance at September 30, 2020 (unaudited)	-	$-	2,714,678	$271	$60,432,747	$(45,100)	$(60,359,748)	$28,170

Balance at December 31, 2020	400,000	20,000	2,941,817	$294	$60,567,724	$(45,100)	$(60,207,491)	$315,427
Issuance of common stock for related party notes payable and accrued interest	-	-	640,670	64	1,537,544	-	-	1,537,608
Issuance of common stock for conversion of preferred stock	(400,000)	(20,000)	400,000	40	199,960	-	-	200,000
Net loss	-	-	-	-	-	-	(1,465,000)	(1,465,000)
Balance at March 31, 2021 (unaudited)	-	$-	3,982,487	$398	$62,305,228	$(45,100)	$(61,672,491)	$588,035
Issuance of common stock for related party notes payable and accrued interest	-	-	143,900	14	473,416	-	-	473,430
Receipts on receivables from shareholders	-	-	-	-	-	37,600	-	37,600
Net loss	-	-	-	-	-	-	(467,222)	(467,222)
Balance at June 30, 2021 (unaudited)	-	$-	4,126,387	$412	$62,778,644	$(7,500)	$(62,139,713)	$631,843
Receipts on receivables from shareholders						7,500		7,500
Net loss							(330,959)	(330,959)
Balance at September 30, 2021 (unaudited)	0	$-	4,126,387	$412	$62,778,644	$-	$(62,470,672)	$308,384

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$(2,263,181)	$2,525,587
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	-	(3,240,220)
Unrealized (gain) loss on investment in precious metals	75,370	(119,874)
Depreciation	2,226	4,912
Common stock issued for services including amortization of prepaid consulting	-	553,400
Excess of fair value of common stock issued for cash	-	421,200
Loss on settlement of related party debt	1,775,668	182,032
Amortization of beneficial conversion feature	-	25,000
Gain on settlement of convertible notes payable	-	(766,315)
Changes in operating assets and liabilities
Accounts receivable	219	26,061
Inventories – coins	(193,223)	(158,700)
Prepaid expenses	8,963	107,599
Accounts payable and accrued expenses	306,022	89,758
Net cash used in operating activities	(287,936)	(359,560)
INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	22,500
Proceeds from convertible notes payable	-	25,000
Payments on convertible notes payable	-	(564,738)
Stock payable	-	400,000
Proceeds from receivables from shareholders	45,100	-
Proceeds from SBA loan	-	150,000
Proceeds from PPP loans	30,250	-
Proceeds from loan – related parties	203,000	303,838
Payments on loan - related parties	-	(110,000)
Net cash provided by financing activities	278,350	226,600

Net change in cash	(9,586)	(132,960)
Cash and restricted cash, beginning of period	47,055	153,635
Cash, end of period	$37,469	$20,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$150,335
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	$-	$553,400
Common stock issued in exchange for convertible notes	$-	$15,000
Common stock issued in exchange for related party debt	$2,011,038	$-
Common stock issued for conversion of preferred stock	$200,000	$-

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

The accompanying condensed and consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the nine months ended September 30, 2021 are not necessary indicative of the results that may be expected for the year ended December 31, 2021 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2021 and December 31, 2020.

INVENTORIES

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $526,311 at September 30, 2021 compared to $333,088 at December 31, 2020.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at September 30, 2021 include $607,142 of gold and silver bullion and bullion coins and $682,511 at December 31, 2020 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized loss in precious metal of $48,586 for the three months ended September 30, 2021, an unrealized gain of $95,964 for the three months ended September 30, 2020, an unrealized loss of $75,370 for the nine months ended September 30, 2021 and an unrealized gain of $119,874 for the nine months ended September 30, 2020.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the nine months ended September 30, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at September 30, 2021 and December 31, 2020.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock warrants and have been excluded from the computation of diluted income (loss) per share for the three and nine months ended September 30, 2021.

For the three and nine months ended September 30, 2020 there were each 110,000 potentially dilutive shares that were included in the diluted income (loss) per share.

Effective July 21, 2021, the Company effected a 1,000 for 1 reverse split of its common shares (see Note 9). The weighted number of shares outstanding as of the three and nine months ended September 30, 2020 on the statements of operations have been adjusted to reflect the reverse split.

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

At September 30, 2021 and December 31, 2020, the Company’s financial instruments include cash, accounts receivable, precious metals inventory, coins inventory, PPP loan, SBA loan, and accounts payable and accrued expenses. The carrying amount of cash, accounts receivable, precious metals inventory, coins inventory, PPP loan, SBA loan, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

NOTE 2 - GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of $62,470,672 as of September 30, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	September 30, 2021	December 31, 2020
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(56,963)	(54,737)
	$1,497	$3,723

Depreciation expense for the three months ended September 30, 2021 and 2020 was $733 and $813, respectively, and for the nine months ended September 30, 2021 and 2020 was $2,226 and $4,912, respectively.

 NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2021	December 31, 2020
Accounts payable	$1,866	$-
Accrued court decision	260,308	-
Accrued consultant fees	138,774	140,967
Accrued audit fees	59,483	71,575
Accrued payroll	52,006	30,000
Accrued dividends – preferred stock	36,326	32,381
Accrued legal fees	26,689	-
Expenses owed consultant	22,668	22,669
Accrued interest payable	7,221	2,886
Accrued interest payable related party	632	2,853
Other accrued expenses	11,305	12,794
	$617,278	$316,125

NOTE 5 - RELATED PARTY ACTIVITY

During the nine months ended September 30, 2021, the Company was provided loans totaling $203,000 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $632 in accrued interest at September 30, 2021.

During the nine months ended September 30, 2021, $230,500 in notes payable and $4,870 accrued interest to the Company’s chief executive officer were converted to 784,570 shares of the Company’s common stock valued at $2,011,038 based on the closing price on the grant date. $1,775,668 was recorded as loss on settlement of related party debt on the accompanying statement of operations as of September 30, 2021.

During the nine months ended September 30, 2021, the Company issued to the chief executive officer 400,000 shares of the Company’s common stock in exchange for 400,000 shares of the Company’s Series A convertible Preferred Stock.

As of September 30, 2021, the Company has $36,326 in accrued dividends on preferred stock, of which $19,141 are due to the Company’s chief executive officer.

During the nine months ended September 30, 2020, the Company’s chief executive officer purchased 400,000 shares of Series A Preferred Stock for $200,000. The funds were used as part of the payments of convertible notes payable in January 2020. This was classified as stock payable on the September 30, 2020 balance sheet.

During the nine months ended September 30, 2020, the Company’s chief executive officer was granted 80,000 shares of the Company’s common stock for services for the period January 1, 2020 through June 30, 2020. The shares were valued at $208,000 based on the closing price on the grant date. $208,000 was recorded as employee compensation expense in the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, Ramnik Clair, the Company’s senior VP and a director, purchased 36,000 shares of the Company’s common stock valued at $424,800 based on the closing price on the grant date. $421,200 was recorded as employee compensation expense and $3,600 was recorded as other receivables.

During the nine months ended September 30, 2020, the Company was provided loans totaling $193,838 by the Company’s chief executive officer. The loans bear interest at 6% per annum. During the nine months ended September 30, 2020, $232,206 in notes payable and accrued interest to the Company’s chief executive officer were converted to 229,738 shares of the Company’s common stock valued at $414,238 based on the closing price on the grant dates. $182,032 was recorded as loss on settlement of related party debt.

The following table is a summary of the activity for Loans payable- related parties principal for the nine months ended September 30, 2021:

Balance at 12/31/2020	$98,500
Loan advances	203,000
Loan principal converted to common stock	(230,500)
Balance at 09/30/2021	$71,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases space for the Retail Store. The lease is for five years and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of September 30, 2021, the future payments of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2021	$4,278
2022	17,240
2023	13,221
Total remaining lease payments	34,739
Less: imputed interest	(5,487)
Total operating lease liabilities	29,252
Less: current portion	(14,188)
Long term operating lease liabilities	$15,064

Weighted average remaining lease term	24 months
Weighted average discount rate	12%

LITIGATION

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owed it 87,179,487 shares of Preferred Stock Warrants and 9,230,769 shares of Common Stock Warrants. Boustead also sought general damages, interest, and costs of the suit. Sunstock believed that Boustead had not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown in operating expenses in the unaudited condensed and consolidated statement of operations. The warrants are no longer outstanding (see Note 9). All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash.

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

NOTE 8 – PPP LOAN

In February and May 2021, the Company received a $15,125 loan and a $15,125 loan from the federal Paycheck Protection Program (“PPP”), respectively. The loans are for five years, interest is 1.0% per annum, and no payments are due until maturity. The Company may apply for forgiveness of the loan in the future and no more than 40% of the loan may be used for non-payroll costs.

NOTE 9- STOCKHOLDER’S EQUITY

COMMON STOCK

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock.

Effective July 21, 2021, the Company effected a 1,000 for 1 reverse split of its common shares. The number of shares listed under common stock, and the dollar amounts for common stock and additional paid-in capital for December 31, 2020 on the balance sheet have been adjusted to reflect the reverse split. The weighted number of shares outstanding as of the three and nine months ended September 30, 2020 on the unaudited condensed and consolidated statements of operations have been adjusted to reflect the reverse split. The number of common shares and the dollar amounts of common shares and additional paid-in capital for all periods on the unaudited condensed and consolidated statements of stockholders’ equity (deficit) for all periods have been adjusted to reflect the reverse split.

During the nine months ended September 30, 2021, the Company issued 784,570 shares of its common stock to its chief executive officer for the conversion of $230,500 of related party notes payable and $4,870 accrued interest payable.

During the nine months ended September 30, 2021, the Company issued 400,000 shares of its common stock to its chief executive officer for the conversion of 400,000 shares of Series A convertible Preferred Stock.

During the nine months ended September 30, 2020, the Company issued 395,000 shares of its common stock for the conversion of $235,000 of stock payable preferred stock. $39,500 was recorded to common stock and $195,500 was recorded to additional paid-in capital.

During the nine months ended September 30, 2020, the Company recorded stock receivable in the aggregate of $25,100 from the issuance of 206,000 shares of its common stock. $20,600 was recorded to common stock and $19,500 to additional paid-in capital. $15,000 cash was received.

During the nine months ended September 30, 2020, the Company issued 75,000 shares of its common stock for $7,500 in cash at a price of $0.0001 per share.

During the nine months ended September 30, 2020, the Company issued 314,000 shares of its common stock for services with a fair market value of $345,400.

COMMON STOCK (CONTINUED)

During the nine months ended September 30, 2020, the Company issued 80,000 shares of its common stock to its chief executive officer for services with a fair market value of $208,000. $104,000 and $208,000 were recorded to employee comp expense for the three and six months ended June 30, 2020, respectively.

During the nine months ended September 30, 2020, the Company issued 24,590 shares of its common stock for the conversion of $15,000 of convertible note payable.

During the nine months ended September 30, 2020, the Company issued 229,738 shares of its common stock for the conversion of $212,080 of related party notes payable and $20,126 accrued interest payable.

During the nine months ended September 30, 2020, the Company issued 98,214 shares of its common stock for the cashless conversion of warrants exercised.

During the nine months ended September 30, 2020, the Company recorded $25,000 in beneficial conversion feature for a convertible note issued in February 2020. $25,000 was expensed to interest expense.

WARRANTS

The following table is a summary of the activity for warrants for the nine months ended September 30, 2021:

	preferred stock warrants	common stock warrants
Balance at 12/31/20	100,000	10,000

Warrants added	-	-

Warrants exercised

Warrants voided through court decision (Note 6)	(100,000)	(10,000)

Balance at 09/30/21	-	-

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

NOTE 10 – TEMPORARY EQUITY (CONTINUED)

400,000 shares of Series A convertible preferred stock were converted to 400,000 shares of common stock during the nine months ended September 30, 2021. As of September 30, 2021, there were no convertible Series A Preferred Shares outstanding.

There is, as of September 30, 2021, $36,326 in accrued dividends on the preferred stock.

The liquidation preference was $0 and $5,200,000 as of September 30, 2021 and December 31, 2020, respectively.

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

Going Concern

The Company has not posted operating income and has not generated cash from operations since inception. It has an accumulated deficit of $62,470,672 as of September 30, 2021. The Company did not generate cash flow from operations for the nine months ended September 30, 2021 and the year ended December 31, 2020. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended September 30, 2021 and 2020

The Company generated revenues during the three months ended September 30, 2021 of $4,135,437 as compared to $2,533,963 in revenues posted for the three months ended September 30, 2020. The increase in revenues is due to more aggressive pricing by Sunstock in order to increase revenues and more customers seeking a safe haven in uncertain times.

For the three months ended September 30, 2021 and 2020, cost of sales were $4,069,093 and $2,485,634, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees increased to $63,196 from $23,299 for the three months ended September 30, 2021 and 2020, respectively, primarily due to legal fees for the Boustead trial. Compensation increased to $14,051 from $3,423 for the three months ended September 30, 2021 and 2020, respectively. Lawsuit judgment of $260,308 was in regards to the loss in the court decision in the Boustead trial. Other operating expenses decreased to $9,247 from $19,730 for the three months ended September 30, 2021 and 2020, respectively.

Interest expense was $1,443 for the three months ended September 30, 2021 and also for the three months ended September 30, 2020. Interest expense related party decreased to $472 for the three months ended September 30, 2021 from $1,520 for the three months ended September 30, 2020.

Unrealized loss on investments in precious metals was $48,586 for the three months ended September 30, 2021 compared to an unrealized gain of $95,964 for the three months ended September 30, 2020 due to the drop in price of bullion.

During the three months ended September 30, 2021, the Company posted a net loss of $330,959 as compared to net income of $94,878 for the three months ended September 30, 2020. Such change is primarily related to legal fees, unrealized loss on investment in precious metals, and judgement in the Boustead lawsuit.

Discussion of the Nine Months ended September 30, 2021 and 2020

The Company generated revenues during the nine months ended September 30, 2021 of $10,198,419 as compared to $7,741,850 in revenues posted for the nine months ended September 30, 2020. The increase in revenues is due to more aggressive by Sunstock in order to increase revenues and more customers seeking a safe haven in uncertain times.

For the nine months ended September 30, 2021 and 2020, cost of sales were $10,061,684 and $7,591,124, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees decreased to $214,813 from $751,278 for the nine months ended September 30, 2021 and 2020, respectively, of which $445,400 in the nine months ended September 30, 2020 was due to stock for services performed and $61,605 was for payments to Boustead Securities to raise additional funds. Compensation decreased to $28,404 from $710,896 for the nine months ended September 30, 2021 and 2020, respectively, of which $629,200 in the nine months ended September 30, 2020 were for shares issued to the chief executive officer and Ramnik Clair, board member, below market price for cash. No such shares were issued in the nine months ended September 30, 2021. Lawsuit judgment of $260,308 was in regards to the loss in the court decision in the Boustead trial. Other operating expenses decreased to $37,568 from $87,412 for the nine months ended September 30, 2021 and 2020, respectively.

Interest expense decreased to $4,335 for the nine months ended September 30, 2021 from $26,785 for the nine months ended September 30, 2020. Interest expense related party decreased to $2,650 for the nine months ended September 30, 2021 from $3,345 for the nine months ended September 30, 2020. Loss on settlement of related party debt increased to $1,775,668 for the nine months ended September 30, 2021 from $182,032 for the nine months ended September 30, 2020 due to more common shares issued and at a greater discount to market value in the nine months ended September 30, 2021. Gain from settlement decreased to $0 for the nine months ended September 30, 2021 from $776,315 for the nine months ended September 30, 2020 due to settlement of convertible notes payable in the nine months ended September 30, 2020. Change in fair value of derivative liability was $0 for the nine months ended September 30, 2021 compared to a decrease of $3,240,220 for the nine months ended September 30, 2020. All derivative liability was reversed in the nine months ended September 30, 2020 due to all related convertible debt converted to common stock or settled in January 2020.

Unrealized loss on investments in precious metals increased to $75,370 for the nine months ended September 30, 2021 from an unrealized gain of $119,874 for the nine months ended September 30, 2020 due to the drop in price of bullion. Other income decreased to $0 for the nine months ended September 30, 2021 from $1,000 for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company posted a net loss of $2,263,181 as compared to net income of $2,525,587 for the nine months ended September 30, 2020. Such change is primarily related to $3,240,220 decrease in the fair value of derivative liabilities in 2020 compared to $0 in 2021, a gain from settlement of notes payable of $776,315 in 2020 compared to $0 in 2021, loss on settlement of related party debt of $1,775,668 in 2021 compared to $182,032 in 2020, and $260,308 of losses incurred in the court judgment in the Boustead trail in 2021, offset by stock for services of $1,074,600 in 2020 compared to $0 in 2021.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $37,469 in cash and $1,133,453 in inventory of precious metals and coins compared to $47,055 in cash, $219 in accounts receivable, and $1,015,599 in inventory of precious metals and coins at December 31, 2020.

Net cash used in operating activities totaled $287,936 during the nine months ended September 30, 2021 as compared to net cash used in operating activities of $359,560 during the nine months ended September 30, 2020. Consolidated net loss was $2,263,181 for the nine months ended September 30, 2021 as compared to consolidated net income of $2,525,587 for the nine months ended September 30, 2020. Explanation of the difference between these nine months of 2021 and 2020 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income/(net loss) for the nine months ended September 30, 2021 and 2020, respectively, consist primarily of change in fair value of derivative liability, unrealized loss on investment in precious metals, depreciation, loss on settlement of related party debt, estimated fair value of common stock issued for cash, and gain on settlements of convertible notes payable.

Change in fair value of derivative liability were $0 and ($3,240,220), respectively, for the nine months ended September 30, 2021 and 2020. Unrealized loss on investment in precious metals was $75,370 for the nine months ended September 30, 2021 and unrealized gain on investment in precious metals was $119,874 for the nine months ended September 30, 2020. Deprecation was $2,226 and $4,912, respectively, for the nine months ended September 30, 2021 and 2020. Common stock issued for services including amortization of prepaid consulting was $0 and $553,400, respectively, for the nine months ended September 30, 2021 and 2020. Excess of fair value of common stock issued for cash was $0 and $421,200, respectively, for the nine months ended September 30, 2021 and 2020. Excess of fair value of common stock issued to related party upon conversion of note payable was $1,775,668 and $182,032, respectively, for the nine months ended September 30, 2021 and 2020. Amortization of beneficial conversion feature was $0 and $25,000, respectively, for the nine months ended September 30, 2021 and 2020. Gain on settlement of convertible notes payable was $0 and $776,315, respectively, for the nine months ended September 30, 2021 and 2020.

Changes in assets and liabilities for accounts receivable, inventories, prepaid expenses, and accounts payable and accrued expenses totaled increase of $121,981 for the nine months ended September 30, 2021 and an increase of $64,718 for the nine months ended September 30, 2020.

No cash was used in investing activities for the nine months ended September 30, 2021 and 2020, respectively.

Net cash provided by financing activities was $278,350 for the nine months ended September 30, 2021 and net cash provided by financing activities was $226,600 for the nine months ended September 30, 2020. Proceeds of $0 and $25,000 were received from the issuance of convertible notes payable for the nine months ended September 30, 2021 and 2020, respectively. Payments on convertible notes payable were $0 and $564,738, respectively, for the nine months ended September 30, 2021 and 2020. Proceeds of $0 and $400,000 were received from stock payable, respectively, for the nine months ended September 30, 2021 and 2020. Proceeds of $0 and $22,500 were received from the issuance of common stock, respectively, for the nine months ended September 30, 2021 and 2020. $203,000 and $303,838, respectively were received from notes payable related party for the nine months ended September 30, 2021 and 2020. Payments on notes payable related party were $0 and $110,000, respectively, for the nine months ended September 30, 2021 and 2020. Proceeds of $30,250 and $0, respectively, were received from a PPP loan for the nine months ended September 30, 2021 and 2020. Proceeds of $0 and $150,000, respectively, were received from an SBA loan for the nine months ended September 30, 2021 and 2020. Proceeds of $45,100 and $0, respectively, were received from shareholders for receivables for the nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

 .

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owes it 87,179,487 shares of Preferred Stock Warrants and 9,230,769 shares of Common Stock Warrants. Boustead also sought general damages, interest, and costs of the suit. Sunstock believed that Boustead has not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown in operating expenses in the unaudited condensed and consolidated statement of operations. The warrants are no longer outstanding. All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2021, we issued the following unregistered securities:

We issued 784,570 shares of its common stock to its chief executive officer for the conversion of $230,500 of related party notes payable and $4,871 accrued interest payable.

We issued 400,000 shares of its common stock to its chief executive officer for the conversion of 400,000 shares of Series A convertible Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Court Judgment

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSTOCK, INC.

Dated: November 22, 2021	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer, Chief Financial Officer

Dated: November 22, 2021	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

