Form 10-K
period 2021-12-31
Sunstock, Inc.
filed 2022-04-18
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,824,446 as of June 30, 2021. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 18, 2022
Common Stock, par value $0.0001	4,126,387

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

Services and Products

The Company has established positions in precious metals. As of December 31, 2021, the Company held 20,117 ounces of silver and 139 ounces of gold.

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

The Company entered into a lease agreement in October 2018 for 1,088 square feet of retail shop space for the Retail Store. The lease requires combined monthly payments of base rent and triple net of $1,945 per month for sixty months.

Item 3. Legal Proceedings

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owes it 87,179 shares of Preferred Stock Warrants and 9,231 shares of Common Stock Warrants. Boustead also sought general damages, interest, and costs of the suit. Sunstock believed that Boustead had not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown in operating expenses in the audited and consolidated statement of operations. The warrants are no longer outstanding (see Note 12). All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash. The Company has filed an appeal of the judgment on December 9, 2021.

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

	High	Low

Year ended December 31, 2021:
First Quarter	$10.00	$1.20
Second Quarter	5.20	1.40
Third Quarter	2.20	0.012
Fourth Quarter	0.70	0.131
Year ended December 31, 2020:
First Quarter	$23.50	$0.85
Second Quarter	5.80	1.20
Third Quarter	3.80	1.10
Fourth Quarter	3.00	0.80

As of December 31, 2021, there are 4,126,387 shares of common stock outstanding of which 2,451,239 shares are owned by officers and directors of the Company. There are approximately 81 holders of our common stock.

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

Recent Sales of Unregistered Securities.

During the quarter ended December 31, 2021, we have issued no securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

2021 Year-End Analysis Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

For the year ended December 31, 2021, revenues were $14,016,479, an increase of $3,943,709 from $10,072,770 for 2020. The increase in revenue was primarily due to discounts to large purchasers of coins and more people considering coins a safe haven in 2021 due to Covid-19 and political uncertainty.

For the year ended December 31, 2021, cost of goods sold were $13,731,669, an increase of $3,888,512 from $9,843,157 for 2020, due to the increase in revenues.

For the year ended December 31, 2021, gross profit was $284,810 (2.0%), an increase of $55,197 from a gross profit of $229,613 (2.2%) for 2020.

For the year ended December 31, 2021, operating expenses were $593,884, a decrease of $1,044,366 from $1,638,250 for 2020. Stock based compensation was $0 for 2021, a decrease of $974,600 from $974,600 for 2020. Stock based compensation is based on the discretion of the CEO. Professional fees were $250,846, a $225,343 decrease from $476,189 (excluding $345,400 stock based compensation) for 2020. Compensation was $31,960 for 2021, a $50,089 decrease from $82,049 (excluding $629,200 stock based compensation) for 2020. Lawsuit judgment was $260,308 for 2021 compared to $0 for 2020. The lawsuit judgment was the result of trial regarding Boustead Securities. The Company has filed an appeal.

For the year ended December 31, 2021, the net loss was $2,056,654, a decrease of $4,734,498 from net income of $2,677,844 for 2020. The net income for 2020 was due to $4,087,280 in net other income derived mainly from the settlement of $776,315 of debt and $3,240,220 reduction of derivative liability. The Company does not expect to enter into such debt agreements in the future, nor realize such income in the future. The accumulated deficit at December 31, 2021 was $62,264,145.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $30,168 in cash, $1,392,665 in inventories and $5,655 in prepaid expenses. During the year ended December 31, 2021, the Company used net cash of $377,337 in operations. During the year ended December 31, 2021, $360,450 in net cash was provided by financing activities as follows: the Company raised $45,100 from shareholder receivable, $30,250 from PPP loans, and $285,100 in notes payable from related parties.

The Company has not posted operating income since inception. It has an accumulated deficit of $62,264,145 of December 31, 2021. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from stockholders and/or third parties.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2021 and 2020 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 15, 2022, the Board of Directors of Sunstock, Inc. (“Sunstock”) approved the engagement of Fruci & Associates II, PLLC as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2021, effective immediately.

On February 15, 2022, the audit practice of Macias Gini & O’Connell LLP (“MGO”) notified Sunstock, Inc. (“Sunstock”) that Sunstock no longer fit in with the future direction of MGO’s practice and, therefore, that Sunstock should seek another audit firm.

The Report of Independent Registered Public Accounting Firm of MGO regarding the Company’s financial statements for the year ended December 31, 2020 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such audit report did include an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the year ended December 31, 2020 and during the interim period from the end of the most recently completed year through February 15, 2022, the date of resignation, there were no disagreements with MGO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MGO, would have caused MGO to make reference to such disagreement in its report.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	48	President, Secretary, Director
Dr. Ramnik S. Clair	70	Vice President, Director

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

Item 11. Executive Compensation

Summary Compensation Table — Fiscal Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Equity Deferred Compensation Earnings	All Other Compensation		Total

Jason Chang,	2021	$-	$-	$-		$-	$-	$-	$-		$-
CEO, President & CFO (1)	2020	$-	$-	$208,000	(2)	$-	$-	$-	$182,032	(3)	$390,032

Dr. Ramnik Clair	2021	$-	$-	$-		$-	$-	$-	$-		$-
SVP (4)	2020	$-	$-	$-		$-	$-	$-	$421,200	(5)	$421,200

Narrative to Summary Compensation Table

1.	On July 18, 2013, Mr. Chang was appointed as a director, and Chief Executive Officer and President of the Company.

2.	During the year ended December 31, 2020, the Company issued 80,000 shares of common stock to our chief executive office.

3.	During the year ended December 31, 2020, the Company issued 205,000 shares of common stock to our chief executive officer in settlement of $207,468 of notes payable related party and accrued interest.

4.	On July 18, 2013, Dr. Clair was appointed as Senior Vice President and Director of the Company.

5.	During the year ended December 31, 2019, the Company issued 30,000 shares of common stock to our SVP and Director below market value for services. $297,000 was recorded as stock-based compensation.

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

Delinquent Section 16(a) Reports

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2020 and 2021 fiscal years, was a director, officer, or beneficial owner of more than 10% of our common stock, were timely, except as follows (i) Jason Chang did not timely file a Form 4 upon the following:

his purchase of 50,000 shares of Company common stock on January 8, 2019,

his purchase of 15,000 shares of Company common stock on January 23, 2019,

his purchase of 20,000 shares of Company common stock on January 29, 2019,

his purchase of 10,638 shares of Company common stock on February 12, 2019,

his purchase of 20,000 shares of Company common stock on February 22, 2019,

his purchase of 5,000 shares of Company common stock on February 25, 2019,

his purchase of 10,638 shares of Company common stock on February 26, 2019,

his purchase of 3,723 shares of Company common stock on February 27, 2019,

his purchase of 1,860 shares of Company common stock on February 26, 2019,

his purchase of 11,628 shares of Company common stock on March 8, 2019,

his purchase of 23,256 shares of Company common stock on March 12, 2019,

his purchase of 23,256 shares of Company common stock on March 18, 2019,

his purchase of 27,000 shares of Company common stock on July 1, 2019,

his purchase of 50,000 shares of Company common stock on August 16, 2019,

his purchase of 30,000 shares of Company common stock on September 5, 2019,

his receipt of 164,277 shares of Company common stock on October 28, 2019,

his receipt of 22,631 shares of Company common stock on December 28, 2019,

his receipt of 24,737 shares of Company common stock on January 9, 2020,

his receipt of 80,000 shares of Company common stock on February 11, 2020,

and his receipt of 205,000 shares of Company common stock on March 25, 2020.

(ii) Dr. Ramnik Clair did not timely file a Form 4 upon his receipt of 30,000 shares of Company common stock on October 1, 2019 and his purchase of 36,000 shares of Company common stock on February 15, 2020.

All such reports have been filed with the Securities and Exchange Commission as of the date of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 18, 2022, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

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

Name and Title:	Class of Security	Amount of beneficial ownership		Percent of Class (1)
Executive Officers and Directors:
Jason Chang	Common Stock	2,361,117	(2)	57.22%
Chief Executive Officer, Chief Financial Officer and Director

Dr. Ramnik S. Clair	Common Stock	90,122	(3)	2.18%

All Executive Officers and Directors (2 persons)	Common Stock	2,451,239	(2)(3)	59.40%

1.	Based on 4,126,387 shares of common stock and no shares of Series A convertible Preferred Stock outstanding as of April 18, 2022. All shares of Series A convertible Preferred Stock are convertible at any time at the holder’s election into the greater of (i) 1 share of common stock if the closing bid price of the Company’s is at or above $0.001 per share, or (ii) if the closing bid price of the Company’s common stock is below $0.001 per share, the number of shares of common stock equal to the amount of shares of Series A convertible Preferred Stock multiplied by the conversion ratio of $0.001 divided by the closing bid price. Holders of shares of Series A convertible Preferred Stock are not entitled to any voting rights except as otherwise required by applicable law. For the purposes of the disclosure in this item, the closing bid price utilized was above $0.001 per share.

2.	Includes 2,233,854 shares held in the name of Jason Chang, 242 shares of common stock held by Jason and Chiung Chang jointly, 94,931 shares of common stock held by Chiung Ying Chang, the mother of Jason Chang, 31,550 shares of common stock held by Chin Chang, the father of Jason Chang, and 540 shares of common stock held by Chiung Ying Chang and Chin Chang jointly, the parents of Jason Chang.

3.	Includes 66,000 shares held in the name of Dr. Clair, 23,102 shares of common stock held jointly in the name of Dr. Clair and his wife, and 1,020 shares of common stock held by Mrs. Clair.

Item 13. Certain Relationships and Related Transactions and Director Independence

During the year ended December 31, 2021, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2021, the Company’s chief executive officer received 784,570 shares of common stock below market value in exchange for $235,371 in notes payable related party and accrued interest. $1,775,668 in stock issued below market was recorded in loss from settlement of debt with related party.

During the year ended December 31, 2020, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2020, the Company’s chief executive officer received 80,000 shares of common stock below market value for services. $208,000 was recorded as stock-based compensation in the accompanying statement of operations.

●	During the year ended December 31, 2020, the Company’s chief executive officer received 229,738 shares of common stock below market value in exchange for $232,206 in notes payable related party and accrued interest. $182,032 in stock issued below market was recorded in loss from settlement of debt with related party.

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

Item 14. Principal Accounting Fees and Services

Macias Gini & O’Connell LLP (“MGO”) was the Company’s auditor effective with the December 31, 2020 audit through the September 30, 2021 review. Fruci & Associates II, PLLC (“Fruci”) has been engaged as the Company’s auditor effective with the December 31, 2021 audit.

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

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2021	December 31, 2020

Audit Fees
MGO	$39,306	$83,000
Fruci	49,000	-
	$88,306	$83,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Registration Statement on Form 10-12G filed on October 10, 2012 (File No.: 000-54830))

3.2	Bylaws (incorporated by reference to Registration Statement on Form 10-12G filed on October 10, 2012 (File No.: 000-54830))

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SUNSTOCK, INC.

Dated: April 18, 2022	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated: April 18, 2022	By:	/s/ Jason C. Chang
Chairman of the Board of Directors

Dated: April 18, 2022	By:	/s/ Ramnik Clair
Ramnik Clair
Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunstock, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sunstock, Inc. (“the Company”) as of December 31, 2021, and the related consolidated statements of operations, convertible preferred stock and changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had insufficient cash flows from operations and has been unable to secure financing from third parties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Identification and evaluation of related party transactions and disclosures

As discussed in Note 7 to the consolidated financial statements, Jason C. Chang, the Chief Executive Officer, Chief Financial Officer and Director, is the majority beneficial owner of the Company and a related party. Historically, the Company has entered into numerous transactions with Mr. Chang, including various debt and equity agreements. We identified the identification and evaluation of related party transactions and disclosures as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties, and related party transactions and disclosures.

The following are the primary procedures we performed to address this critical audit matter.

●	Received confirmation from Mr. Chang and compared response to the Company’s records;
●	Read debt and equity agreements and contracts between the Company and the related party;
●	Reviewed attorney letter for reference to undisclosed related party transactions or obligations;
●	Reviewed bank statements and accounting records for large, unusual, or nonrecurring transactions that may not have been identified as related party;
●	Reviewed confirmation with stock transfer agent for all related party common and preferred stock outstanding at December 31, 2021;
●	Evaluated the price at which common stock was issued to the related party for the settlement of debt during the year ended December 31, 2021 and obtained the fair market value of the common stock from an independent source;
●	Inquired with executive officers and key members of management regarding related party transactions.

/s/ Fruci & Associates , PLLC

We have served as the Company’s auditor since 2022.

Spokane, Washington
April 18, 2022

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

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2014.

Irvine, CA

April 15, 2021

SUNSTOCK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$30,168	$47,055
Accounts receivable	-	219
Inventory – coins	669,798	333,088
Inventory – precious metals	722,867	682,511
Prepaid expenses	5,655	13,456
Total Current Assets	1,428,488	1,076,329

Property and equipment-net	1,285	3,723
Right of use lease asset	25,862	38,480

Total assets	$1,455,635	$1,118,532

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$581,512	$316,125
Operating lease liability – current	14,748	12,617
SBA loan – current	1,845	-
Loan payable - related parties	153,100	98,500
Total Current Liabilities	751,205	427,242
PPP loan	30,250	-
SBA loan	148,155	150,000
Operating lease liability – non-current	11,114	25,863
Total liabilities	940,724	603,105

Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 1,100,000 shares authorized, 0 and 400,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $5,200,000 as of December 31, 2021 and December 31, 2020, respectively	-	200,000

Stockholders’ equity
Preferred stock, $0.001 par value, 400,000 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 4,126,387 and 2,941,817 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	412	294
Shareholders receivable	-	(45,100)
Additional paid - in capital	62,778,644	60,567,724
Accumulated deficit	(62,264,145)	(60,207,491)

Total stockholders’ equity	514,911	315,427
Total liabilities, convertible preferred stock, and stockholders’ equity	$1,455,635	$1,118,532

The accompanying notes are an integral part of the consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2021	2020

Revenues	$14,016,479	$10,072,770
Cost of revenue	13,731,669	9,843,157
Gross profit	284,810	229,613

Operating expenses
Professional fees	250,846	821,589
Compensation	31,960	711,250
Lawsuit judgment	260,308	-
Other operating expenses	50,770	105,411
Total operating expenses	593,884	1,638,250

Operating loss	(309,074)	(1,408,637)
Other income (expense):
Gain (loss) on sale of precious metals	83,714	157,218
Unrealized gain (loss) in precious metals	(43,359)	127,422
Interest expense	(5,778)	(28,228)
Interest expense - related party	(4,089)	(4,634)
Loss from settlement of debt with related party	(1,775,668)	(182,032)
Gain from settlement of debt	-	776,315
Other income	-	1,000
Changes in fair value of derivative liability	-	3,240,220
Total other income (expense)	(1,745,180)	4,087,281
Income (loss) before income tax	(2,054,254)	2,678,644
Income tax	2,400	800

Net income (loss)	$(2,056,654)	$2,677,844

Income (loss) per share – basic	$(0.53)	$1.12

Income (loss) per share – diluted	$(0.53)	$0.85

Weighted average number of common shares outstanding – basic	3,892,416	2,395,637

Weighted average number of common shares outstanding - diluted	3,892,416	3,247,072

The accompanying notes are an integral part of the consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-	Shareholders	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance at December 31. 2019	-	$-	1,292,136	$129	$58,721,451	$(25,100)	$(62,885,335)	$(4,188,855)
Issuance of common stock for cash and receivables	-	-	301,000	30	67,570	(25,100)	-	42,500
Proceeds from shareholders’ receivable	-	-	-	-	-	5,100	-	5,100
Estimated difference in fair value of common stock issued for cash	-	-	-	-	421,200	-	-	421,200
Issuance of common stock for services	-	-	314,000	31	345,369	-	-	345,400
Issuance of common stock for services related party	-	-	80,000	8	207,992	-	-	208,000
Issuance of common stock for convertible notes	-	-	24,590	2	14,998	-	-	15,000
Issuance of common stock for related party notes payable	-	-	229,738	23	232,183	-	-	232,206
Estimated difference in fair value of common stock issued for related party note payable	-	-	-	-	182,032	-	-	182,032
Issuance of comm stock for exercise of warrants (noncash transaction)	-	-	98,214	10	(10)	-	-	-
Beneficial conversion feature of convertible note payable	-	-	-	-	25,000	-	-	25,000
Issuance of preferred stock for convertible preferred stock payable	200,000	150,000				-	-	-
Issuance of preferred stock for cash	800,000	400,000				-	-	-
Issuance of common stock for conversion of preferred stock	(600,000)	(350,000)	600,000	60	349,940	-	-	350,000
Rounding due to effect of July 21, 2021 reverse split			2,139	1	(1)	-	-	-
Net income	-	-	-	-	-	-	2,677,844	2,677,844
Balance at December 31, 2020	400,000	$200,000	2,941,817	$294	$60,567,724	$(45,100)	$(60,207,491)	$315,427
Issuance of common stock for related party notes payable and accrued interest	-	-	784,570	78	2,010,960	-	-	2,011,038
Issuance of common stock for conversion of preferred stock	(400,000)	(200,000)	400,000	40	199,960	-	-	200,000
Receipts on receivables from shareholders						45,100		45,100
Net loss	-	-	-	-	-	-	(2,056,654)	(2,056,654)
Balance at December 31, 2021	-	$-	4,126,387	$412	$62,778,644	$-	$(62,264,145)	$514,911

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES
Net income (loss)	$(2,056,654)	$2,677,844
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivative liability	-	(3,240,220)
Unrealized (gain) loss in precious metals	43,359	(127,422)
Depreciation	2,439	5,750
Loss from settlement of debt with related party	1,775,668	182,032
Issuance of common stock for services and for services for related parties	-	553,400
(Gain) loss on sale of precious metals	(83,714)	(157,218)
Excess of fair value of common stock issued for cash	-	421,200
Amortization of beneficial conversion feature	-	25,000
Gain on settlement of convertible notes payable	-	(776,315)
Changes in operating assets and liabilities
Accounts receivable	219	20,961
Inventories – coins and precious metals	(336,710)	(198,093)
Prepaid expenses	7,801	98,544
Accounts payable and accrued expenses	270,255	100,256
Net cash used in operating activities	(377,337)	(414,280)
INVESTING ACTIVITIES
Inventories – metals and coins	-	-
Purchase of property and equipment	-	-
Cash paid in acquisition	-	-
Cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	25,000
Payments on convertible notes payable	-	(564,738)
Proceeds from issuance of preferred stock	-	400,000
Proceeds from PPP loans	30,250
Proceeds from SBA loan	-	150,000
Proceeds from note payable from related parties	285,100	359,838
Proceeds from issuance of common stock for cash and receivables	-	42,500
Proceeds from shareholders receivable	45,100	5,100
Payments on notes payable related parties	-	(110,000)
Net cash provided by financing activities	360,450	307,700

Net change in cash and restricted cash	(16,887)	(106,580)
Cash, beginning of period	47,055	153,635
Cash, end of period	$30,168	$47,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Shares issued in exchange for related party debt	$2,011,039	$232,206
Common stock issued in exchange for convertible debt	$-	$15,000
Common stock issued for conversion of preferred shares	$200,000	$350,000
Convertible preferred stock issued for stock payable	$-	$350,000
Issuance of common stock for exercise of warrants	$-	$9,821

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements (“financial statements”). Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accompanying policies conform to accounting principles generally accepted in the United State of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2021 and 2020.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $669,798 at December 31, 2021 compared to $333,088 at December 31, 2020.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at December 31, 2021 include $722,867 of gold and silver bullion and bullion coins and $682,511 at December 31, 2020 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized loss in precious metal of $43,359 for the year ended December 31, 2021 and an unrealized gain of $127,422 for the year ended December 31, 2020.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at December 31, 2021 and 2020.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock warrants and have been excluded from the computation of diluted income (loss) per share for the year ended December 31, 2021.

For the year ended December 31, 2020, there were 851,434 potentially dilutive shares, such as convertible preferred shares, preferred share warrants and common share warrants, that were included in the diluted income (loss) per share.

Effective July 21, 2021, the Company effected a 1,000 for 1 reverse split of its common shares (see Note 11). The weighted number of shares outstanding as of the year ended December 31, 2020 on the statements of operations have been adjusted to reflect the reverse split.

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

At December 31, 2021 and 2020, the Company’s financial instruments include cash, accounts receivable, inventory – coins, inventory – precious metals, and accounts payable. The carrying amount of cash, accounts receivable, inventory – coins, inventory – precious metals, and accounts payable approximates fair value due to the short-term maturities of these instruments.

PRINCIPLES OF CONSOLIDATION

We consolidate entities that we control due to ownership of a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – GOING CONCERN

The Company has not posted operating income since inception. It has an accumulated deficit of $62,264,145 as of December 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

These audited and consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable. The audited and consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2021	December 31, 2020
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(57,175)	(54,737)
	$1,285	$3,723

Depreciation expense for the years ended December 31, 2021 and 2020 was $2,439 and $5,750, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2021	December 31, 2020
Lawsuit judgment	$260,308	$-
Accrued consultant fees	135,336	140,967
Accrued interest payable related party	2,071	2,853
Accrued interest payable	8,664	2,886
Accrued audit fees	44,548	71,575
Accrued dividends - preferred stock	36,326	32,381
Accrued payroll	52,006	30,000
Expenses owed related party	22,669	22,669
Other accrued expenses	19,584	12,794
	$581,512	$316,125

NOTE 6 – TEMPORARY EQUITY

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

400,000 shares of Series A convertible preferred stock were converted to 400,000 shares of common stock during the twelve months ended December 31, 2021. As of December 31, 2021, there were no convertible Series A Preferred Shares outstanding.

There is, as of December 31, 2021, $36,326 in accrued dividends on the preferred stock.

The liquidation preference was $0 and $5,200,000 as of December 31, 2021 and December 31, 2020, respectively. The Series A Preferred Stock have a dividend rate of 8% of the purchase price, which increases to 15% after two years and are cumulative. Upon a liquidation, the shareholders shall receive $0.013 per share before any distribution is made to any junior shares. Preferred shareholders shall have the right to convert any number of their shares into common shares at any time. The shares upon conversion shall be equal to the greater of 1) one share of common stock if the market value of the common stock is at or above $0.001 per share, or 2) if the market value of the common stock is below $0.001 per share, then the conversion shall be the number of shares to be converted times the conversion rate of $0.001 divided by the market value. The Company, at the option of its directors, may at any time or from time to time, after the expiration of two years from the date of the issuance of any shares of the Series A Preferred Stock to a Holder, redeem the whole or any part of the outstanding Series A Preferred Stock of such Holder. Any such redemption shall be pro rata with respect to all of the Holders of the Series A Preferred Stock. There is no contractual cap on the number of common shares that the Company could be required to deliver on preferred shareholders’ conversion to common stock. Accordingly, Series A Preferred Stock has been classified as temporary equity (see Note 13).

NOTE 7 - RELATED PARTY ACTIVITY

During the year ended December 31, 2021 the Company was provided loans totaling $285,100 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $2,071 in accrued interest at December 31, 2021.

During the year ended December 31, 2021, $230,500 in notes payable and $4,870 accrued interest to the Company’s chief executive officer were converted to 784,570 shares of the Company’s common stock valued at $2,011,038 based on the closing price on the grant date. $1,775,668 was recorded as loss on settlement of related party debt on the accompanying statement of operations as of December 31, 2021.

During the year ended December 31, 2021, the Company issued to the chief executive officer 400,000 shares of the Company’s common stock in exchange for 400,000 shares of the Company’s Series A convertible Preferred Stock.

As of December 31, 2021, the Company has $36,326 in accrued dividends on preferred stock, of which $19,141 are due to the Company’s chief executive officer.

During the year ended December 31, 2020, the Company’s chief executive officer purchased 400,000 shares of Series A convertible Preferred Stock for $200,000 (see Note 6). The funds were used as part of the payments of convertible notes payable in January 2020.

During the year ended December 31, 2020, the Company’s chief executive officer was granted 80,000 shares of the Company’s common stock for services for the period January 1, 2020 through June 30, 2020. The shares were valued at $208,000 based on the closing price on the grant date.

During the year ended December 31, 2020, Ramnik Clair, the Company’s senior VP and a director, purchased 36,000 shares of the Company’s common stock valued at $424,800 based on the closing price on the grant date. $421,200 was recorded as employee compensation expense and $3,600 was recorded as other receivables.

During the year ended December 31, 2020, the Company was provided loans totaling $359,838 by the Company’s chief executive officer. $110,000 in loans were repaid. The loans bear interest at 6% per annum. During the year ended December 31, 2020, $212,080 in notes payable and $20,126 in accrued interest to the Company’s chief executive officer were converted to 229,738 shares of the Company’s common stock valued at $414,238 based on the closing price on the grant dates. This includes 24,738 shares issued for payment on settlement of convertible debt with Power Up. $182,032 was recorded as loss on settlement of related party debt in the accompanying statement of operations.

The following table is a summary of the activity for Loan payable- related parties for the year ended December 31, 2021:

Balance at 12/31/2020	$98,500
Loan increases	285,100
Loan principal converted to common stock	(230,500)
Balance at 12/31/2021	$153,100

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases space for Mom’s Silver Shop. The lease is for five years and began in October 2018 and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of December 31, 2021, the maturities of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2022	$17,240
2023	13,221
Total remaining lease payments	30,461
Less: imputed interest	(4,599)
Total operating lease liabilities	25,862
Less: current portion	(14,748)
Long term operating lease liabilities	$11,114

Weighted average remaining lease term	21 months
Weighted average discount rate	12%

COVID 19

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

LITIGATION

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owes it 87,179 shares of Preferred Stock Warrants and 9,231 shares of Common Stock Warrants. Boustead also sought general damages, interest, and costs of the suit. Sunstock believed that Boustead had not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown in operating expenses in the consolidated statement of operations. The warrants are no longer outstanding (see Note 12). All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash. The Company has filed an appeal of the judgment on December 9, 2021.

In December 2020, a former employee of Sunstock filed a claim with the California Labor Commission regarding claimed back pay owed. A preliminary hearing was held on January 4, 2021 and the Company is currently awaiting the next step.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On April 16, 2018, the Company entered into a securities purchase agreement (“SPA8”) with Powerup Lending Group, LTD (“POWER3”), upon the terms and subject to the conditions of SPA8 we issued a convertible promissory note in the principal amount of $53,000.00 (the “Note8”) to POWER3. The Company received proceeds of $50,000 in cash from POWER3. Interest accrued on the outstanding principal amount of the Note8 at the rate of 12% per annum (22% upon an event of default. The Note8 was due and payable on January 30, 2019. The Note8 was convertible into common stock, subject to Rule 144, at any time after the issue date, at the lower of (i) the closing sale price of the common stock on the on the trading day immediately preceding the closing date, and (ii) 61% of the lowest sale price for the common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date. In connection with the Note8, the Company paid POWER3 $3,000 for its expenses and legal fees. The Company recorded approximately $26,000 in default penalty that was added to the note as of December 31, 2018. On January 9, 2020, $15,000 in accrued interest and default penalty were converted to 24,590 shares of common stock. The remaining balance of $24,737.65 was paid by the Company’s CEO, Jason Chang, on January 9, 2020.

On December 30, 2019, the Company received $150,000 cash from Innovative Digital Investors Emerging Technology, LP, Inc. (“Innovative”) in exchange for a subscription agreement for 200,000 Series A preferred shares and 100,000 common stock warrants that was authorized December 30, 2019. The funds were used as part of the settlement agreements with Auctus Fund, EMA, and Crown Bridge that were paid on January 31, 2020. On February 3, 2020, the Company issued 98,215 shares of common stock to Innovative upon the cashless exercise of the common stock warrants.

On January 9, 2020, Power Up converted $15,000 in accrued interest and default penalty of its April 16, 2018 note into 24,590 shares of common stock. The remaining balance of $24,738 was paid by the Company’s CEO, Jason Chang, on January 9, 2020. On January 9, 2020, the Company issued Jason Chang 24,738 shares of common stock in settlement of his payment to Power Up. A Stipulation of Discontinuance was filed with the Supreme Court of the State of New York County of Nassau.

On January 15, 2020, the Company received $150,000 cash from Jason Chang, the Company’s CEO. On January 30, 2020, the Company received $20,000 cash from Jason Chang. On February 3, 2020, the Company received $30,000 cash from Jason Chang. The total of $200,000 cash was in exchange for a subscription agreement for 400,000 Series A preferred shares that was authorized on December 30, 2019. The funds were used as part of the settlement agreements with Auctus, EMA, and Crown Bridge that were paid on January 31, 2020.

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

On January 29, 2020, the Company received $200,000 cash from BFAM Partners, LLC in exchange for a subscription agreement for 400,000 Series A preferred shares that was authorized on December 30, 2019. The funds were used as part of the settlement agreements with Auctus Fund, EMA, and Crown Bridge that were paid on January 31, 2020.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

NOTE 11 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $731 are monthly beginning twenty-four months after closing.

Remaining Loan Payments
2022	$5,215
2023	8,940
2024	8,940
2025	8,940
2026	8,940
thereafter	209,345
Total remaining loan payments	250,320
Less: imputed interest	(100,320)
Total loan liability	150,000
Less: current portion	(1,845)
Long term loan liability	$148,155

Weighted average remaining lease term	28.5 years

NOTE 12 – PPP LOAN

In February and May 2021, the Company received a $15,125 loan and a $15,125 loan from the federal Paycheck Protection Program (“PPP”), respectively. The loans are for five years, interest is 1.0% per annum, and no payments are due until maturity. The Company may apply for forgiveness of the loan in the future and no more than 40% of the loan may be used for non-payroll costs.

NOTE 13- STOCKHOLDER’S EQUITY

COMMON STOCK

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock.

Effective July 21, 2021, the Company effected a 1,000 for 1 reverse split of its common shares. The number of shares listed under common stock, and the dollar amounts for common stock and additional paid-in capital for December 31, 2020 on the balance sheet have been adjusted to reflect the reverse split. The weighted number of shares outstanding as of the year ended December 31, 2020 on the audited consolidated statements of operations have been adjusted to reflect the reverse split. The number of common shares and the dollar amounts of common shares and additional paid-in capital for the year ended December 31, 2020 on the audited condensed and consolidated statements of stockholders’ equity have been adjusted to reflect the reverse split.

During the year ended December 31, 2021, the Company issued 784,570 shares of its common stock to its chief executive officer for the conversion of $230,500 of related party notes payable and $4,870 accrued interest payable.

During the year ended December 31, 2021, the Company issued 400,000 shares of its common stock to its chief executive officer for the conversion of 400,000 shares of Series A convertible Preferred Stock.

NOTE 13- STOCKHOLDER’S EQUITY (CONTINUED)

During the year ended December 31, 2020, the Company issued 600,000 shares of its common stock for the conversion of 600,000 shares of Series A convertible preferred stock.

During the year ended December 31, 2020, the Company recorded shareholders receivable in the aggregate of $25,100 from the issuance of 203,500 shares of its common stock. $20,350 was recorded to common stock and $4,750 to additional paid-in capital. $5,100 of the stock receivable was received during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company issued 2,500 shares of its common stock for $15,000 in cash at a price of $0.006 per share.

During the year ended December 31, 2020, the Company issued 75,000 shares of its common stock for $7,500 in cash at a price of $0.0001 per share.

During the year ended December 31, 2020, the Company issued 20,000 shares of its common stock for $20,000 in cash at a price of $0.001 per share.

During the year ended December 31, 2020, the Company issued 314,000 shares of its common stock for services with a fair market value of $345,400 that was recorded to Professional fees in the accompanying consolidated statement of operations.

During the year ended December 31, 2020, the Company issued 80,000 shares of its common stock to its chief executive officer for services with a fair market value of $208,000.

During the year ended December 31, 2020, the Company issued 24,591 shares of its common stock for the conversion of $15,000 of convertible note payable.

During the year ended December 31, 2020, the Company issued 229,738 shares of its common stock valued at $414,238 for the conversion of $212,080 of related party notes payable and $20,126 accrued interest payable. This includes 24,738 shares issued for payment on settlement of convertible debt with Power Up. $182,032 was recorded as loss on settlement of related party debt in the accompanying statement of operations.

During the year ended December 31, 2020, the Company issued 98,215 shares of its common stock for the cashless conversion of warrants exercised. During the year ended December 31, 2020, the Company recorded $25,000 in beneficial conversion feature for a convertible note issued in February 2020. $25,000 was expensed to interest expense.

NOTE 13- STOCKHOLDER’S EQUITY (CONTINUED)

WARRANTS

The following table is a summary of the activity for warrants for the year ended December31, 2021:

	preferred stock warrants	common stock warrants
Balance at 12/31/19	100,000	10,000
Warrants added	-	-
Warrants exercised	-	-
Balance at 12/31/20	100,000	10,000
Warrants added	-	-
Warrants exercised	-	-
Warrants voided through court decision (Note 8)	(100,000)	(10,000)
Balance at 12/31/21	-	-

NOTE 14 – TEMPORARY EQUITY

The Company issued 1,000,000 and no shares of Series A convertible preferred stock for the year ended December 31, 2020. Shares of Series A convertible preferred stock hold conversion features providing that, at the holder’s election, the holder may convert the preferred stock into common stock. Upon conversion, the Company may be required to deliver a variable number of equity shares that is determined by using a formula based on the market price of the Company’s common stock. The right of the preferred shareholder to convert into common shares shall commence as of the date the shares are issued to the shareholder. In the event the preferred shareholder elects to convert, the preferred shareholder shall have 60 days from the date of such notice in which to render his shares of preferred stock to the Company. The conversion rate shall be the greater of (i) one fully paid and nonassessable share of common stock if the market value of the common stock is at or above $0.001 per share, or (ii) if the market value of the common stock is below $0.001, a number of fully paid and nonassessable shares of common stock equal to an amount of preferred shares multiplied by the conversion ratio of $0.001 divided by the market value, at the discretion of the preferred shareholder. Market value shall mean the closing bid price for the common stock on such previous day’s close of the common stock. The conversion rate and conversion price may be adjusted upon subdivision (by any share split, share dividend, recapitalization, for example), combination (by combination, reverse share split, for example), or any recapitalization, reorganization, reclassification, consolidation, merger, or other similar transaction. There is no contractual cap on the number of common shares that the Company could be required to deliver on preferred shareholders’ conversions to common stock. Accordingly, Series A preferred stock has been classified as temporary equity. 600,000 shares of Series A convertible preferred stock were converted to 600,000 shares of common stock during the year ended December 31, 2020. 400,000 shares of Series A convertible preferred stock were converted to 400,000 shares of common stock during the year ended December 31, 2021. As of December 31, 2021, all convertible preferred stock had been converted to common stock.

The liquidation preference was $0 and $5,200,000 as of December 31, 2021 and 2020, respectively.

NOTE 15 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the years ended December 31, 2021 and 2020 is summarized below:

	December 31, 2021	December 31, 2020
Current:
Federal	$-	$-
State	2,400	800
Total current	2,400	800
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax provision	$2,400	$800

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income (loss) before income taxes to the income provision is as follows:

	December 31, 2021	December 31, 2020
U.S. federal statutory tax rate	21.0000%	21.0000%
State tax benefit, net	(0.0778)%	0.0299%
Stock based compensation	0.0000%	7.640%
Other	0.0000%	0.0067%
Change in valuation allowance	(21.0000)%	(28.6474)%
Effective income tax rate	(0.0778)%	0.0299%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
NOL’s	$1,828,000	$1,757,000
State taxes	-	-
Inventory and other reserves	-	-
Depreciation and amortization	-	-
NQ stock option expense	14,698,000	14,698,000
Total deferred tax assets	16,526,000	16,455,000
Valuation allowance	(16,526,000)	(16,455,000)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $71,000 for the year ended December 31, 2021.

As of December 31, 2021, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,384,000. Net operating loss carryforwards for the years 2017 and prior expire beginning in the year 2034. Any operating loss carryforwards for the years 2018 and beyond may be carried forward indefinitely. As of December 31, 2021, the Company had net operating loss carryforwards for state income tax purposes of approximately $444,000 which expire beginning in the year 2034.

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

The Company has not filed any federal or state tax returns since its inception, but intends to file them in 2022.

NOTE 16 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the audited condensed and consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its condensed and consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

