Form 10-Q
period 2022-03-31
Sunstock, Inc.
filed 2022-05-16
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 16, 2022
Common Stock, par value $0.0001	4,126,387
Preferred Stock, par value $0.0001	-

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	4

Unaudited Condensed and Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	5

Unaudited Condensed and Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity for the Three Months Ended as of March 31, 2022 and 2021	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 15

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$37,417	$30,168
Inventory – coins	735,165	669,798
Inventory – precious metals	768,124	722,867
Prepaid expenses	7,239	5,655

Total current assets	1,547,945	1,428,488

Property and equipment, net	931	1,285
Right of use lease asset	22,369	25,862

Total assets	$1,571,245	$1,455,635

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$570,672	$581,512
Operating lease liability – current portion	15,324	14,748
SBA loan – current	2,635	1,845
Loans payable – related parties	210,400	153,100

Total current liabilities	799,031	751,205

PPP loan	-	30,250
SBA loan. Net of current portion	147,365	148,155
Operating lease liability, non-current	7,045	11,114

Total liabilities	953,441	940,724

Commitments and contingencies

Series A convertible preferred stock, $0.0001 par value, 1,100,000,000 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-

Stockholders’ equity
Preferred stock; $0.0001 par value, 400,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 4,126,387 and 4,126,387 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	412	412
Additional paid – in capital	62,778,644	62,778,644
Accumulated deficit	(62,161,252)	(62,264,145)

Total stockholders’ equity	617,804	514,911

Total liabilities, convertible preferred stock, and stockholders’ equity	$1,571,245	$1,455,635

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2022	2021

Revenues	$3,248,983	$2,948,188
Cost of revenue	3,175,367	2,914,692
Gross profit	73,616	33,496

Operating expenses
Professional fees	32,495	71,695
Compensation	374	399
Other operating expenses	9,173	16,217
Total operating expenses	42,042	88,311

Profit (loss) from operations	31,574	(54,815)

Other income (expense)
Unrealized gain (loss) on investments in precious metals	45,257	(60,667)
Gain on debt extinguishment	30,250	-
Interest expense	(1,443)	(1,449)
Interest expense related party	(2,745)	(1,862)
Loss on settlement of related party debt	-	(1,345,407)
Total other income (expense), net	71,319	(1,409,385)

Income (loss) before provision for income taxes	102,893	(1,464,200)

Provision for income taxes	-	800

Net income (loss)	$102,893	$(1,465,000)

Income (loss) per share – basic and diluted	$0.02	$(0.45)

Weighted average number of common shares outstanding – basic and diluted	4,126,387	3,223,330

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN

STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Shareholders	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31. 2020 audited	400,000	$200,000	2,941,817	$294	$60,567,724	$(45,100)	$(60,207,491)	$315,427
Issuance of common stock for related party notes payable and accrued interest	-	-	640,670	64	1,537,544	-	-	1,537,608
Issuance of preferred stock for convertible preferred stock payable	(400,000)	(200,000)	400,000	40	199,960		-	200,000
Net income	-	-	-	-	-	-	(1,465,000)	(1,465,000)
Balance at March 31, 2021 (unaudited)	-	$-	3,982,487	$398	$62,305,228	$(45,100)	$(61,672,491)	$588,035

Balance at December 31, 2021 audited	-	$-	4,126,387	$412	$62,778,644	$-	$(62,264,145)	$514,911
Net loss	-	-	-	-	-	-	102,893	102,893
Balance at March 31, 2022 (unaudited)	-	$-	4,126,387	$412	$62,778,644	$-	$(62,161,252)	$617,804

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$102,893	$(1,465,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Unrealized (gain) loss on investment in precious metals	(45,257)	60,667
Depreciation	355	762
Gain on extinguishment of debt	(30,250)	-
Loss on settlement of related party debt	-	1,345,407
Changes in operating assets and liabilities
Inventories – coins	(65,367)	(63,002)
Prepaid expenses	(1,584)	6,963
Accounts payable and accrued expenses	(10,841)	(6,650)
Net cash used in operating activities	(50,051)	(120,853)
INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from PPP loans	-	15,125
Proceeds from loan - related parties	57,300	119,000
Net cash provided by financing activities	57,300	134,125

Net change in cash	7,249	13,272
Cash and restricted cash, beginning of period	30,168	47,055
Cash, end of period	$37,417	$60,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of debt	$30,250	$-
Common stock issued in exchange for related party debt	$-	$1,537,608
Common stock issued for conversion of preferred stock	$-	$200,000

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

The accompanying condensed and consolidated balance sheet at December 31, 2021, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2022 and December 31, 2021.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $735,165 at March 31, 2022 compared to $669,798 at December 31, 2021.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at March 31, 2022 include $768,124 of gold and silver bullion and bullion coins and $722,867 at December 31, 2021 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

INVENTORY – PRECIOUS METALS (CONTINUED)

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metal of $45,257 for the three months ended March 31, 2022 and an unrealized loss of $60,667 for the three months ended March 31, 2021.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2022 and 2021. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at March 31, 2022 and December 31, 2021.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock warrants and have been excluded from the computation of diluted loss per share for the three months ended March 31, 2021. The Company had no potential common shares as of March 31, 2022.

Effective July 21, 2021, the Company effected a 1,000 for 1 reverse split of its common shares (see Note 9). The weighted number of shares outstanding as of the three months ended March 31, 2021 on the statements of operations have been adjusted to reflect the reverse split.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

At March 31, 2022 and December 31, 2021, the Company’s financial instruments include cash, precious metals inventory, coins inventory, PPP loan, SBA loan, and accounts payable and accrued expenses. The carrying amount of cash, precious metals inventory, coins inventory, PPP loan, SBA loan, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

PRINCIPLES OF CONSOLIDATION

We consolidate entities that we control due to ownership of a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The Company has not posted annual operating income since inception. It has an accumulated deficit of $62,161,252 as of March 31, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	March 31, 2022	December 31, 2021
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(57,529)	(57,175)
	$931	$1,285

Depreciation expense for the three months ended March 31, 2022 and 2021 was $354 and $762, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2022	December 31, 2021
Accrued court decision	$260,308	$260,308
Accrued consultant fees	130,000	135,336
Accrued audit fees	35,517	44,548
Accrued payroll	52,006	52,006
Accrued dividends – preferred stock	36,326	36,326
Accrued legal fees	3,781	-
Expenses owed consultant	22,668	22,669
Accrued interest payable	10,107	8,664
Accrued interest payable related party	4,816	2,071
Other accrued expenses	15,143	19,584
	$570,672	$581,512

NOTE 5 - RELATED PARTY ACTIVITY

During the three months ended March 31, 2022, the Company was provided loans totaling $57,300 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $4,816 in accrued interest at March 31, 2022.

As of March 31, 2022, the Company has $36,326 in accrued dividends on preferred stock, of which $19,141 is due to the Company’s chief executive officer.

During the three months ended March 31, 2021, the Company was provided loans totaling $119,000 by the Company’s chief executive officer. The loans bear interest at 6% per annum.

During the three months ended March 31, 2021, $187,500 in notes payable and $4,701 accrued interest to the Company’s chief executive officer were converted to 640,670 shares of the Company’s common stock valued at $1,537,608 based on the closing price on the grant date. $1,345,407 was recorded as loss on settlement of related party debt on the accompanying statement of operations as of March 31, 2021.

During the three months ended March 31, 2021, the Company issued to the chief executive officer 400,000 shares of the Company’s common stock in exchange for 400,000 shares of the Company’s Series A convertible Preferred Stock.

The following table is a summary of the activity for Loans payable- related parties principal for the nine months ended March 31, 2022:

Balance at 12/31/2021	$153,100
Loan advances	57,300
Balance at 03/31/22	$210,400

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases space for the Retail Store. The lease is for five years and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of March 31, 2022, the future payments of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2020	$-
2021	-
2022	12,962
2023	13,221
Total remaining lease payments	26,183
Less: imputed interest	(3,814)
Total operating lease liabilities	22,369
Less: current portion	(15,324)
Long term operating lease liabilities	$7,045

Weighted average remaining lease term	18 months
Weighted average discount rate	12%

LITIGATION

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owes it 87,179 shares of Preferred Stock Warrants and 9,231 shares of Common Stock Warrants. Boustead also sought general damages, interest, and costs of the suit. Sunstock believed that Boustead had not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown in operating expenses in the unaudited condensed and consolidated statement of operations. The warrants are no longer outstanding (see Note 9). All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash. The Company filed an appeal of the judgment on December 9, 2021.

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

Remaining Loan Payments
2022	$5,215
2023	8,940
2024	8,940
2025	8,940
2026	8,940
thereafter	209,345
Total remaining loan payments	250,320
Less: imputed interest	(100,320)
Total loan liability	150,000
Less: current portion	(2,635)
Long term loan liability	$147,365

Weighted average remaining lease term	28.1 years

NOTE 8 – PPP LOAN

In February and May 2021, the Company received a $15,125 loan and a $15,125 loan from the federal Paycheck Protection Program (“PPP”), respectively. The loans are for five years, interest is 1.0% per annum, and no payments are due until maturity. The loans have been forgiven.

NOTE 9- STOCKHOLDER’S EQUITY

COMMON STOCK

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock.

Effective July 21, 2021, the Company effected a 1,000 for 1 reverse split of its common shares. The weighted number of shares outstanding as of the three months ended March 31, 2021 on the unaudited condensed and consolidated statements of operations have been adjusted to reflect the reverse split. The number of common shares and the dollar amounts of common shares and additional paid-in capital for all periods on the unaudited condensed and consolidated statements of stockholders’ equity (deficit) for all periods have been adjusted to reflect the reverse split.

During the three months ended March 31, 2022, the Company issued no shares of its common stock.

During the three months ended March 31, 2021, the Company issued 640,670 shares of its common stock to its chief executive officer for the conversion of $187,500 of related party notes payable and $4,701 accrued interest payable.

During the three months ended March 31, 2021, the Company issued 400,000 shares of its common stock to its chief executive officer for the conversion of 400,000 shares of Series A convertible Preferred Stock.

NOTE 10 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed and consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 18, 2022, as well as the unaudited condensed and consolidated financial statements and related notes contained therein.

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

Going Concern

The Company has not posted operating income and has not generated cash from operations since inception. It has an accumulated deficit of $62,161,252 as of March 31, 2022. The Company did not generate cash flow from operations for the three months ended March 31, 2022 and the year ended December 31, 2021. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Discussion of the Three Months ended March 31, 2022 and 2021

The Company generated revenues during the three months ended March 31, 2022 of $3,248,983 as compared to $2,948,188 in revenues posted for the three months ended March 31, 2021. The increase in revenues is due to more aggressive pricing by Sunstock in order to increase revenues and more customers seeking a safe haven in uncertain times.

For the three months ended March 31, 2022 and 2021, cost of sales were $3,175,167 and $2,914,692, respectively, which increase was driven by the increase in revenues as disclosed above. Professional fees decreased to $32,495 from $71,695 for the three months ended March 31, 2022 and 2021, respectively, primarily due to lower consultant fees and audit fees. Compensation decreased to $374 from $399 for the three months ended March 31, 2022 and 2021, respectively. Other operating expenses decreased to $9,173 from $16,217 for the three months ended March 31, 2022 and 2021, respectively.

Interest expense was $1,443 and $1,449 for the three months ended March 31, 2022 and 2021, respectively. Interest expense related party increased to $2,745 for the three months ended March 31, 2022 from $1,862 for the three months ended March 31, 2021.

Unrealized gain on investments in precious metals was $45,257 for the three months ended March 31, 2022 compared to an unrealized loss of $60,667 for the three months ended March 31, 2021 due to the increase in price of bullion.

$30,250 in other income in the three months ended March 31, 2022 was in regards to the forgiveness of PPP loans.

During the three months ended March 31, 2022, the Company posted a net income of $102,893 as compared to a net loss of $1,465,000 for the three months ended March 31, 2021. Such change is primarily related to greater gross profit, less operating expenses, unrealized gain on investment in precious metals, a loss on settlement of related party debt in 2021, and a gain on debt extinguishment.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $37,417 in cash and $1,503,289 in inventory of precious metals and coins compared to $30,168 in cash and $1,392,665 in inventory of precious metals and coins at December 31, 2021.

Net cash used in operating activities totaled $50,051 during the three months ended March 31, 2022 as compared to net cash used in operating activities of $120,853 during the three months ended March 31, 2021. Consolidated net income was $102,893 for the three months ended March 31, 2022 as compared to consolidated net loss of $1,465,000 for the three months ended March 31, 2021. Explanation of the difference between these three months of 2022 and 2021 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income(net loss) for the three months ended March 31, 2022 and 2021, respectively, consist of unrealized gain or loss on investment in precious metals, depreciation, gain on extinguishment of debt, and loss on settlement of related party debt.

Unrealized gain on investment in precious metals was $45,257 for the three months ended March 31, 2022 and unrealized loss on investment in precious metals was $60,667 for the three months ended March 31, 2021. Deprecation was $355 and $762, respectively, for the three months ended March 31, 2022 and 2021. Gain on extinguishment of debt was $30,250 and $0, respectively, for the three months ended March 31, 2022 and 2021. Loss on settlement of related party debt was $0 and $1,345,407, respectively, for the three months ended March 31, 2022 and 2021.

Changes in assets and liabilities for inventories, prepaid expenses, and accounts payable and accrued expenses totaled a decrease of $77,792 for the three months ended March 31, 2022 and a decrease of $62,689 for the three months ended March 31, 2021.

No cash was used in investing activities for the three months ended March 31, 2022 and 2021, respectively.

Net cash provided by financing activities was $57,300 for the three months ended March 31, 2022 and net cash provided by financing activities was $134,125 for the three months ended March 31, 2021. $57,300 and $119,000, respectively were received from notes payable related party for the three months ended March 31, 2022 and 2021. Proceeds of $0 and $15,125, respectively, were received from a PPP loan for the three months ended March 31, 2022 and 2021

Off-Balance Sheet Arrangements

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

As of March 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owes it 87,179 shares of Preferred Stock Warrants and 9,231 shares of Common Stock Warrants. Boustead also sought seeking general damages, interest, and costs of the suit. Sunstock believed that Boustead has not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown in operating expenses in the unaudited condensed and consolidated statement of operations. The warrants are no longer outstanding. All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash. The Company filed an appeal of the judgment on December 9, 2021.

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

During the three months ended March 31, 2022, the Company issued no unregistered securities:

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

SUNSTOCK, INC.

Dated May 16, 2022	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer, Chief Financial Officer

Dated May 16, 2022	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

