Form 10-K
period 2022-12-31
Sunstock, Inc.
filed 2023-03-31
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $185,958 as of June 30, 2022. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock, par value $0.0001	4,815,857

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

At the present time, the Company does not anticipate or foresee a material effect on this line of its business from existing or probable governmental regulations except as follows. The recent COVID-19 pandemic has resulted in many governments around the world enacting various social distancing orders and directives, which have resulted in decreased foot traffic to many businesses, as well as accommodative fiscal and monetary measures that have been viewed as inflationary by some markets, which has resulted in increased demand for physical precious metals bullion and coins. This recent increased demand has occurred at the same time in supply constraints from mints and refiners as a result of the COVID-19 pandemic. As a result, premiums on precious metal bullion and coins available for immediate delivery have recently increased, affecting both our revenues and our ability to resupply our inventories of our precious metals. We expect price, demand and supply volatility to continue as a result of the COVID-19 pandemic and the actions governments are taking to address it.

Services and Products

The Company has established positions in precious metals. As of December 31, 2022, the Company held 27,317 ounces of silver and 80 ounces of gold.

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

Item 3. Legal Proceedings

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owes it 87,179 shares of Preferred Stock Warrants and 9,231 shares of Common Stock Warrants. Boustead also sought general damages, interest, and costs of the suit. Sunstock believed that Boustead had not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown in operating expenses in the audited and consolidated statement of operations. The warrants are no longer outstanding (see Note 10). All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash. The Company filed an appeal of the judgment on December 9, 2021. There has been no change as of the date of this report.

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

	High	Low

Year ended December 31, 2022:
First Quarter	$0.4325	$0.0701
Second Quarter	0.500	0.0801
Third Quarter	1.75	0.1293
Fourth Quarter	10.00	1.14
Year ended December 31, 2021:
First Quarter	$10.00	$1.20
Second Quarter	5.20	1.40
Third Quarter	2.20	0.012
Fourth Quarter	0.70	0.131

As of December 31, 2022, there are 4,815,857 shares of common stock outstanding of which 3,386,509 shares are owned by officers and directors of the Company. There are approximately 77 holders of our common stock.

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

Recent Sales of Unregistered Securities.

During the quarter ended December 31, 2022, we have issued 689,470 securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company or when a point-of-sale transaction is completed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales. The Company does not accept returns.

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

2022 Year-End Analysis Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

For the year ended December 31, 2022, revenues were $13,013,682, a decrease of $1,002,797 from $14,016,479 for 2021. The price of gold and silver decreased throughout the year and the Company believes that customers are less likely to purchase gold and silver coins in a down market and are more likely to purchase them in an up market.

For the year ended December 31, 2022, cost of goods sold were $12,735,272, a decrease of $996,397 from $13,731,669 for 2021, due to the decrease in revenues.

For the year ended December 31, 2022, gross profit was $278,410 (2.1%), a decrease of $6,400 from a gross profit of $284,810 (2.0%) for 2021.

For the year ended December 31, 2022, operating expenses were $150,043, a decrease of $443,841 from $593,884 for 2021. Professional fees were $113,328, a $137,518 decrease from $250,846 for 2021. For professional fees, auditor fees decreased $49,065, consultant fees decreased $31,783, legal fees decreased $43,160, and stock related fees decreased $13,342. Compensation was $820 for 2022, a $31,140 decrease from $31,960 for 2021. Lawsuit judgment was $0 for 2022 compared to $260,308 for 2021. The lawsuit judgment was the result of trial regarding Boustead Securities. The Company has filed an appeal. Other operating expenses were composed of various small items $35,895 for 2022 compared to $50,770 for 2021.

For the year ended December 31, 2022, gain on sale of precious metals was $56,709, a decrease of $27,005 from $83,714 for 2021. For the year ended December 31, 2022, unrealized gain on investments in precious metals was $21,445, a $64,804 increase from an unrealized loss of $43,359 in 2021. For the year ended December 31, 2022, interest expense related party was $14,105, a $10,016 increase from $4,089 in 2021. For the year ended December 31, 2022, gain on debt extinguishment was $30,250, a $30,250 increase from $0 in 2021. For the year ended December 31, 2022, loss on settlement of related party debt was $3,867,927, a $2,092,259 increase from $1,775,668 in 2021.

For the year ended December 31, 2022, the net loss was $3,651,833, a decrease of $1,595,179 from a net income of $2,056,654 for 2021. The accumulated deficit at December 31, 2022 was $65,915,978.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $16,691 in cash, $1,751,659 in inventories and $5,155 in prepaid expenses. During the year ended December 31, 2022, the Company used net cash of $273,164 in operations. During the year ended December 31, 2022, $259,657 in net cash was provided by financing activities from notes payable from related parties.

The Company has not posted net income from inception. It has an accumulated deficit of $65,915,978 of December 31, 2022. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from stockholders and/or third parties.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2022 and 2021 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 15, 2022, the Board of Directors of Sunstock, Inc. (“Sunstock”) approved the engagement of Fruci & Associates II, PLLC as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2021, effective immediately.

On February 15, 2022, the audit practice of Macias Gini & O’Connell LLP (“MGO”) notified Sunstock, Inc. (“Sunstock”) that Sunstock no longer fit in with the future direction of MGO’s practice and, therefore, that Sunstock should seek another audit firm. There were no disagreements with MGO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	49	President, Secretary, Director
Dr. Ramnik S. Clair	71	Vice President, Director

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

Item 11. Executive Compensation

Summary Compensation Table — Fiscal Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Equity Deferred Compensation Earnings	All Other Compensation		Total

Jason Chang,	2022	$-	$-	$-	$-	$-	$-	$3,867,927	(2)	$3,867,927
CEO, President & CFO (1)	2021	$-	$-	$-	$-	$-	$-	$1,775,668	(3)	$1,775,668

Dr. Ramnik Clair	2022	$-	$-	$-	$-	$-	$-	$-		$-
SVP (4)	2021	$-	$-	$-	$-	$-	$-	$-		$-

Narrative to Summary Compensation Table

1.	On July 18, 2013, Mr. Chang was appointed as a director, and Chief Executive Officer and President of the Company.

2.	During the year ended December 31, 2022, the Company issued 689,470 shares of common stock to our chief executive office in settlement of $406,787 of notes payable related party. $3,867,927 was recorded as stock issued below market.

3.	During the year ended December 31, 2021, the Company issued 784,570 shares of common stock to our chief executive officer in settlement of $230,500 of notes payable and $4,870 accrued interest related party. $1,775,668 was recorded as stock issued below market.

4.	On July 18, 2013, Dr. Clair was appointed as Senior Vice President and Director of the Company.

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

Delinquent Section 16(a) Reports

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2021 and 2022 fiscal years, was a director, officer, or beneficial owner of more than 10% of our common stock, were timely.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2023, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

Name and Title:	Class of Security	Amount of beneficial ownership		Percent of Class (1)
Executive Officers and Directors:
Jason Chang	Common Stock	3,296,387	(2)	68.45%
Chief Executive Officer, Chief Financial Officer and Director

Dr. Ramnik S. Clair	Common Stock	90,122	(3)	1.87%

All Executive Officers and Directors (2 persons)	Common Stock	3,386,509	(2)(3)	70.32%

1.	Based on 4,815,857 shares of common stock and no shares of Series A convertible Preferred Stock outstanding as of March 31, 2023. All shares of Series A convertible Preferred Stock are convertible at any time at the holder’s election into the greater of (i) 1 share of common stock if the closing bid price of the Company’s is at or above $0.001 per share, or (ii) if the closing bid price of the Company’s common stock is below $0.001 per share, the number of shares of common stock equal to the amount of shares of Series A convertible Preferred Stock multiplied by the conversion ratio of $0.001 divided by the closing bid price. Holders of shares of Series A convertible Preferred Stock are not entitled to any voting rights except as otherwise required by applicable law. For the purposes of the disclosure in this item, the closing bid price utilized was above $0.001 per share.

2.	Includes 3,133,324 shares held in the name of Jason Chang, 242 shares of common stock held by Jason and Chiung Chang jointly, 130,731 shares of common stock held by Chiung Ying Chang, the mother of Jason Chang, 31,550 shares of common stock held by Chin Chang, the father of Jason Chang, and 540 shares of common stock held by Chiung Ying Chang and Chin Chang jointly, the parents of Jason Chang.

3.	Includes 66,000 shares held in the name of Dr. Clair, 23,102 shares of common stock held jointly in the name of Dr. Clair and his wife, and 1,020 shares of common stock held by Mrs. Clair.

Item 13. Certain Relationships and Related Transactions and Director Independence

During the year ended December 31, 2022, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2022, the Company’s chief executive officer received 689,470 shares of common stock below market value in exchange for $406,787 in notes payable related party. $3,867,927 in stock issued below market was recorded in loss from settlement of debt with related party.

During the year ended December 31, 2021, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2021, the Company’s chief executive officer received 784,570 shares of common stock below market value in exchange for $235,371 in notes payable related party. $1,775,668 in stock issued below market was recorded in loss from settlement of debt with related party.

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

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2022	December 31, 2021

Audit Fees
Fruci	$74,750	$49,000
	$74,750	$49,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Registration Statement on Form 10-12G filed on October 10, 2012 (File No.: 000-54830))

3.2	Bylaws (incorporated by reference to Registration Statement on Form 10-12G filed on October 10, 2012 (File No.: 000-54830))

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

SUNSTOCK, INC.

Dated: March 31, 2023	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated: March 31, 2023	By:	/s/ Jason C. Chang
Chairman of the Board of Directors

Dated: March 31, 2023	By:	/s/ Ramnik Clair
Ramnik Clair
Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sunstock, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstock, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, convertible preferred stock and changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had insufficient cash flows from operations and has been unable to secure financing from third parties. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Identification and evaluation of related party transactions and disclosures

As discussed in Note 6 to the consolidated financial statements, Jason C. Chang, the Chief Executive Officer, Chief Financial Officer and Director, is the majority beneficial owner of the Company and a related party. Historically, the Company has entered into numerous transactions with Mr. Chang, including various debt and equity agreements. We identified the identification and evaluation of related party transactions and disclosures as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties, and related party transactions and disclosures.

The following are the primary procedures we performed to address this critical audit matter.

●	Evaluated debt and equity transactions between the Company and the related party;

●	Analyzed cash activity for additional months throughout the year for large, unusual, or nonrecurring transactions that may not have been identified as related party;

●	Reviewed confirmation with stock transfer agent for all related party common and preferred stock outstanding at December 31, 2022;

●	Evaluated the price at which common stock was issued to the related party for the settlement of debt during the year ended December 31, 2022 and obtained the fair market value of the common stock from an independent source;

/s/ Fruci & Associates , PLLC

We have served as the Company’s auditor since 2022.

Spokane, Washington
March 31, 2023

SUNSTOCK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$16,691	$30,168
Inventory – coins	950,637	669,798
Inventory – precious metals	801,022	722,867
Prepaid expenses	5,155	5,655
Total Current Assets	1,773,505	1,428,488

Property and equipment-net	424	1,285
Right of use lease asset	11,114	25,862

Total assets	$1,785,043	$1,455,635

LIABILITIESAND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$480,137	$581,512
Operating lease liability – current	11,114	14,748
SBA loan – current	5,047	1,845
Loan payable - related parties	6,000	153,100
Total Current Liabilities	502,298	751,205
PPP loan	-	30,250
SBA loan	144,953	148,155
Operating lease liability – non-current	-	11,114
Total liabilities	647,251	940,724

Stockholders’ equity
Preferred stock, $0.001 par value, 400,000 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 4,815,857 and 4,126,387 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	481	412
Additional paid - in capital	67,053,289	62,778,644
Accumulated deficit	(65,915,978)	(62,264,145)

Total stockholders’ equity	1,137,792	514,911
Total liabilities and stockholders’ equity	$1,785,043	$1,455,635

The accompanying notes are an integral part of the consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2022	2021

Revenues	$13,013,682	$14,016,479
Cost of revenue	12,735,272	13,731,669
Gross profit	278,410	284,810

Operating expenses
Professional fees	113,328	250,846
Compensation	820	31,960
Lawsuit judgment	-	260,308
Other operating expenses	35,895	50,770
Total operating expenses	150,043	593,884

Operating profit (loss)	128,367	(309,074)
Other income (expense):
Gain (loss) on sale of precious metals	56,709	83,714
Unrealized gain (loss) in precious metals	21,445	(43,359)
Interest expense	(5,772)	(5,778)
Interest expense - related party	(14,105)	(4,089)
Loss from settlement of debt with related party	(3,867,927)	(1,775,668)
Gain on debt extinguishment	30,250	-
Total other income (expense)	(3,779,400)	(1,745,180)
Income (loss) before income tax	(3,651,033)	(2,054,254)
Income tax	800	2,400

Net income (loss)	$(3,651,833)	$(2,056,654)

Income (loss) per share – basic and diluted	$(0.87)	$(0.53)

Weighted average number of common shares outstanding – basic and diluted	4,209,501	3,892,416

The accompanying notes are an integral part of the consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-	Shareholders	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance at December 31. 2020 (audited)	400,000	$200,000	2,941,817	$294	$60,567,724	$(45,100)	$(60,207,491)	$315,427
Issuance of common stock for related party notes payable and accrued interest	-	-	784,570	78	2,010,960	-	-	2,011,038
Issuance of preferred stock for convertible preferred stock payable	(400,000)	(200,000)	400,000	40	199,960		-	200,000
Receipts on receivables from shareholders	-	-	-	-	-	45,100	-	45,100
Net loss	-	-	-	-	-	-	(2,056,654)	(2,056,654)
Balance at December 31, 2021 (audited)	-	$-	4,126,387	$412	$62,778,644	$-	$(62,264,145)	$514,911
Issuance of common stock for related party notes payable	-	-	689,470	69	4,274,645	-	-	4,274,714
Net loss	-	-	-	-	-	-	(3,651,833)	(3,651,833)
Balance at December 31, 2022 (audited)	-	$-	4,815,857	$481	$67,053,289	$-	$(65,915,978)	$1,137,792

The accompanying notes are an integral part of the audited consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES
Net income (loss)	$(3,651,833)	$(2,056,654)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized (gain) loss in precious metals	(21,445)	43,359
Depreciation	861	2,439
Loss from settlement of debt with related party	3,867,927	1,775,668
Gain on extinguishment of debt	(30,250)	-
(Gain) loss on sale of precious metals	(56,709)	(83,714)
Changes in operating assets and liabilities
Accounts receivable	-	219
Inventories – coins and precious metals	(280,839)	(336,710)
Prepaid expenses	500	7,801
Accounts payable and accrued expenses	(101,376)	270,255
Net cash used in operating activities	(273,164)	(377,337)
INVESTING ACTIVITIES
Cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from PPP loans	-	30,250
Proceeds from note payable from related parties	259,687	285,100
Proceeds from shareholders receivable	-	45,100
Net cash provided by financing activities	259,687	360,450

Net change in cash	(13,477)	(16,887)
Cash, beginning of period	30,168	47,055
Cash, end of period	$16,691	$30,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Shares issued in exchange for related party debt	$3,106,120	$2,011,039
Common stock issued for conversion of preferred shares	$-	$200,000
Extinguishment of debt	$30,250	$-

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2022 and 2021.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $950,637 at December 31, 2022 compared to $669,798 at December 31, 2021.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at December 31, 2022 include $801,022 of gold and silver bullion and bullion coins and $722,867 at December 31, 2021 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metal of $21,445 for the year ended December 31, 2022 and an unrealized loss of $43,359 for the year ended December 31, 2021.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2022 and 2021. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product is shipped based on fulfillment by the Company or when a point-of-sale transaction is completed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales. The Company does not accept returns.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at December 31, 2022 and 2021.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. As of December 31, 2022, there were no dilutive potential common shares.

Effective July 21, 2021, the Company effected a 1,000 for 1 reverse split of its common shares (see Note 10).

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

At December 31, 2022 and 2021, the Company’s financial instruments include cash, accounts receivable, inventory – coins, inventory – precious metals, and accounts payable and accrued expenses. The carrying amount of cash, inventory – coins, inventory – precious metals, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Inventory – precious metals is at fair value measured under the Level 1 category.

PRINCIPLES OF CONSOLIDATION

We consolidate entities that we control due to ownership of a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – GOING CONCERN

The Company has not posted net income since inception. It has an accumulated deficit of $65,915,978 as of December 31, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board for the year ended December 31, 2022 and determined that none were applicable to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2022	December 31, 2021
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(58,036)	(57,175)
	$424	$1,285

Depreciation expense for the years ended December 31, 2022 and 2021 was $861 and $2,439, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2022	December 31, 2021
Lawsuit judgment	$260,308	$260,308
Accrued consultant fees	131,500	135,336
Accrued interest payable related party	16,176	2,071
Accrued interest payable	14,436	8,664
Accrued audit fees	8,089	44,548
Accrued dividends - preferred stock	36,326	36,326
Accrued payroll	-	52,006
Expenses owed related party	4,631	22,669
Other accrued expenses	8,671	19,584
	$480,137	$581,512

The Company had 400,000 shares of Series A convertible preferred stock at December 31, 2020 that were converted to 400,000 shares of common stock during the twelve months ended December 31, 2021. As of December 31, 2022, there were no Series A convertible preferred stock outstanding.

There is, as of December 31, 2022, $36,326 in accrued dividends on the preferred stock.

NOTE 6 - RELATED PARTY ACTIVITY

During the year ended December 31, 2022, the Company was provided loans totaling $259,687 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $16,176 in accrued interest at December 31, 2022.

During the year ended December 31, 2022, $406,787 in notes payable to the Company’s chief executive officer were converted to 689,470 shares of the Company’s common stock valued at $4,274,714 based on the closing price on the grant date. $3,867,927 was recorded as loss on settlement of related party debt on the accompanying statement of operations as of December 31, 2022.

As of December 31, 2022, the Company has $36,326 in accrued dividends on preferred stock, of which $19,141 are due to the Company’s chief executive officer.

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

NOTE 6 - RELATED PARTY ACTIVITY (CONTINUED)

The following table is a summary of the activity for Loan payable- related parties for the year ended December 31, 2022:

Balance at 12/31/2020	$98,500
Loan increases	285,100
Loan principal converted to common stock	(230,500)
Balance at 12/31/2021	153,100
Loan increases	259,687
Loan principal converted to common stock	(406,787)
Balance at 12/31/2022	$6,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases space for Mom’s Silver Shop. The lease is for five years and began in October 2018 and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of December 31, 2022, the maturities of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2023	$13,221
Less: imputed interest	(2,107)
Total operating lease liabilities	11,114
Less: current portion	(11,114)
Long term operating lease liabilities	$-

Weighted average remaining lease term	9 months
Weighted average discount rate	12%

COVID 19

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition or liquidity for the fiscal year 2023. However, to date there has not been a decrease in sales. The Company believes that in this time of uncertainty, individuals are buying collectible coins as a safe haven. The Company is unable to predict if such buying will continue during this time of uncertainty or if the buying will decrease as events change and evolve.

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 8 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $731 are monthly beginning twenty-four months after closing.

Remaining Loan Payments
2023	$14,155
2024	8,940
2025	8,940
2026	8,940
2027	8,940
thereafter	200,405
Total remaining loan payments	250,320
Less: imputed interest	(100,320)
Total loan liability	150,000
Less: current portion	(5,047)
Long term loan liability	$144,953

Weighted average remaining lease term	27.4 years

NOTE 9 – PPP LOAN

In February and May 2021, the Company received a $15,125 loan and a $15,125 loan from the federal Paycheck Protection Program (“PPP”), respectively. The loans are for five years, interest is 1.0% per annum, and no payments are due until maturity. The loans have been forgiven.

NOTE 10- STOCKHOLDER’S EQUITY

COMMON STOCK

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock.

Effective July 21, 2021, the Company effected a 1,000 for 1 reverse split of its common shares.

During the year ended December 31, 2022, the Company issued 689,470 shares of its common stock to its chief executive officer for the conversion of $406,787 of related party notes payable.

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

WARRANTS

The following table is a summary of the activity for warrants for the year ended December 31, 2022:

	preferred stock warrants	common stock warrants
Balance at 12/31/20	100,000	10,000

Warrants added	-	-

Warrants voided through court decision (Note 8)	(100,000)	(10,000)

Warrants exercised	-	-

Balance at 12/31/21	-	-

Warrants added	-	-

Warrants exercised	-	-

Balance at 12/31/22	-	-

NOTE 11 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the years ended December 31, 2022 and 2021 is summarized below:

	December 31, 2022	December 31, 2021
Current:
Federal	$-	$-
State	800	2,400
Total current	800	2,400
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax provision	$800	$2,400

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income (loss) before income taxes to the income provision is as follows:

	December 31, 2022	December 31, 2021
U.S. federal statutory tax rate	21.0000%	21.0000%
State tax benefit, net	(0.0277)%	(0.0778)%
Stock based compensation	0.0000%	0.0000%
Other	0.0000%	0.0000%
Change in valuation allowance	(21.0000)%	(21.0000)%
Effective income tax rate	(0.0277)%	0.0778%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
NOL’s	$1,770,000	$1,828,000
State taxes	-	-
Inventory and other reserves	-	-
Depreciation and amortization	-	-
NQ stock option expense	14,698,000	14,698,000
Total deferred tax assets	16,468,000	16,526,000
Valuation allowance	(16,468,000)	(16,526,000)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $58,000 for the year ended December 31, 2022.

As of December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,343,000. Net operating loss carryforwards for the years 2017 and prior expire beginning in the year 2034. Any operating loss carryforwards for the years 2018 and beyond may be carried forward indefinitely. As of December 31, 2022, the Company had net operating loss carryforwards for state income tax purposes of approximately $427,000 which expire beginning in the year 2034.

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

The Company has not filed any federal or state tax returns since its inception, but intends to file them in 2023.

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

