Form 10-Q
period 2023-03-31
Sunstock, Inc.
filed 2023-05-15
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 15, 2023
Common Stock, par value $0.0001	4,815,857

Preferred Stock, par value $0.0001	-

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (audited)	4

Unaudited Condensed and Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022	5

Unaudited Condensed and Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 15

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$4,646	$16,691
Inventory – coins	1,001,398	950,637
Inventory – precious metals	815,096	801,022
Prepaid expenses	18,963	5,155

Total current assets	1,840,103	1,773,505

Property and equipment, net	369	424
Right of use lease asset	7,045	11,114

Total assets	$1,847,517	$1,785,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$501,826	$480,137
Operating lease liability – current portion	7,045	11,114
SBA loan – current	5,866	5,047
Loans payable – related parties	62,500	6,000

Total current liabilities	577,237	502,298

SBA loan. Net of current portion	144,134	144,953

Total liabilities	721,371	647,251

Stockholders’ equity
Preferred stock; $0.0001 par value, 1,500,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 4,815,857 and 4,815,857 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	481	481
Additional paid – in capital	67,053,289	67,053,289
Accumulated deficit	(65,927,624)	(65,915,978)

Total stockholders’ equity	1,126,146	1,137,792
Total liabilities and stockholders’ equity	$1,847,517	$1,785,043

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2023	2022

Revenues	$3,339,884	$3,248,983
Cost of revenue	3,293,393	3,175,367
Gross profit	46,491	73,616

Operating expenses
Professional fees	62,052	32,495
Compensation	-	374
Other operating expenses	8,248	9,173
Total operating expenses	70,300	42,042

Profit (loss) from operations	(23,809)	31,574

Other income (expense)
Unrealized gain (loss) on investments in precious metals	14,075	45,257
Gain on debt extinguishment	-	30,250
Interest expense	(1,443)	(1,443)
Interest expense related party	(469)	(2,745)
Total other income (expense), net	12,163	71,319

Income (loss) before provision for income taxes	(11,646)	102,893

Provision for income taxes	-	-

Net income (loss)	$(11,646)	$102,893

Income (loss) per share – basic and diluted	$(0.00)	$0.02

Weighted average number of common shares outstanding – basic and diluted	4,815,857	4,126,387

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-	Shareholders	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance at December 31. 2021	-	$-	4,126,387	$412	$62,778,644	$-	$(62,264,145)	$514,911
Net income	-	-	-	-	-	-	102,893	102,893
Balance at March 31, 2022 (unaudited)	-	$-	4,126,387	$412	$62,778,644	$-	$(62,161,252)	$617,804

Balance at December 31, 2022	-	$-	4,815,857	$481	$67,053,289	$-	$(65,915,978)	$1,137,792
Net loss	-	-	-	-	-	-	(11,646)	(11,646)
Balance at March 31, 2023 (unaudited)	-	$-	4,815,857	$481	$67,053,289	$-	$(65,927,624)	$1,126,146

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(11,646)	$102,893
Adjustments to reconcile net income (loss) to net cash used in operating activities
Unrealized gain (loss) on investment in precious metals	(14,075)	(45,257)
Depreciation	55	355
Gain on extinguishment of debt	-	(30,250)
Changes in operating assets and liabilities
Inventories – coins	(50,761)	(65,367)
Prepaid expenses	(13,808)	(1,584)
Accounts payable and accrued expenses	21,690	(10,841)
Net cash used in operating activities	(68,545)	(50,051)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loan – related parties	56,500	57,300
Net cash provided by financing activities	56,500	57,300

Net change in cash	(12,045)	7,249
Cash, beginning of period	16,691	30,168
Cash, end of period	$4,646	$37,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of debt	$-	$30,250

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

The accompanying condensed and consolidated balance sheet at December 31, 2022, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2023 and December 31, 2022.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $1,001,398 at March 31, 2023 compared to $950,637 at December 31, 2022.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at March 31, 2023 include $815,096 of gold and silver bullion and bullion coins and $801,022 at December 31, 2022 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the gold and silver bullion in current assets under inventory is appropriate.

INVENTORY – PRECIOUS METALS (CONTINUED)

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metal of $14,075 for the three months ended March 31, 2023 and an unrealized gain in precious metals of $45,257 for the three months ended March 31, 2022.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2023 and 2022. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at March 31, 2023 and December 31, 2022.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The Company had no potential common shares as of March 31, 2023 and March 31, 2022.

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

At March 31, 2023 and December 31, 2022, the Company’s financial instruments include cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses. The carrying amount of cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Inventory – precious metals is at fair value measured under the Level 1 category.

PRINCIPLES OF CONSOLIDATION

We consolidate entities that we control due to ownership of a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The Company has not posted annual operating income since inception. It has an accumulated deficit of $65,927,624 as of March 31, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	March 31, 2023	December 31, 2022
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(58,091)	(58,036)
	$369	$424

Depreciation expense for the three months ended March 31, 2023 and 2022 was $55 and $355, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2023	December 31, 2022
Accrued court decision	$260,308	$260,308
Accrued consultant fees	130,000	131,500
Accrued audit fees	34,118	8,089
Accrued dividends – preferred stock	36,326	36,326
Expenses owed related party	-	4,631
Accrued interest payable	15,879	14,436
Accrued interest payable related party	16,645	16,176
Other accrued expenses	8,550	8,671
	$501,826	$480,137

NOTE 5 - RELATED PARTY ACTIVITY

During the three months ended March 31, 2023, the Company was provided loans totaling $56,500 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $16,645 in accrued interest at March 31, 2023.

During the three months ended March 31, 2022, the Company was provided loans totaling $57,300 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $4,816 in accrued interest at March 31, 2022.

As of March 31, 2023, the Company had $36,326 in accrued dividends on preferred stock, of which $19,141 was due to the Company’s chief executive officer.

The following table is a summary of the activity for Loans payable- related parties principal for the three months ended March 31, 2023 and March 31, 2022:

Balance at 12/31/2021	$153,100
Loan advances	57,300
Balance at 03/31/2022	$210,700

Balance at 12/31/2022	$6,000
Loan advances	56,500
Balance at 03/31/2023	$62,500

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases space for the Retail Store. The lease is for five years and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of March 31, 2023, the future payments of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2023	$8,815
Total remaining lease payments	8,815
Less: imputed interest	(1,770)
Total operating lease liabilities	7,045
Less: current portion	(7,045)
Long term operating lease liabilities	$-

Weighted average remaining lease term	6 months
Weighted average discount rate	12%

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

Remaining Loan Payments
2023	$14,155
2024	8,940
2025	8,940
2026	8,940
2027	8,940
thereafter	200,405
Total remaining loan payments	250,320
Less: imputed interest	(100,320)
Total loan liability	150,000
Less: current portion	(5,866)
Long term loan liability	$144,134

NOTE 8 – PPP LOAN

In February and May 2021, the Company received a $15,125 loan and a $15,125 loan from the federal Paycheck Protection Program (“PPP”), respectively. The loans are for five years, interest is 1.0% per annum, and no payments are due until maturity. The loans were forgiven in the first three months of 2022.

NOTE 9- STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,500,000,000 of preferred stock.

During the three months ended March 31, 2023, the Company issued no shares of its common stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed and consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, as well as the unaudited condensed and consolidated financial statements and related notes contained therein.

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

Going Concern

The Company has not posted operating income and has not generated cash from operations since inception. It has an accumulated deficit of $65,927,624 as of March 31, 2023. The Company did not generate cash flow from operations for the three months ended March 31, 2023 and the year ended December 31, 2022. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Discussion of the Three Months ended March 31, 2023 and 2022

The Company generated revenues during the three months ended March 31, 2023 of $3,339,884 as compared to $3,248,983 in revenues posted for the three months ended March 31, 2022. The increase in revenues is due to higher than expected sales in January 2023.

For the three months ended March 31, 2023 and 2022, cost of sales were $3,293,393 and $3,175,167, respectively, which decrease was driven by the decrease in revenues as disclosed above. Professional fees increased to $62,052 from $32,495 for the three months ended March 31, 2023 and 2022, respectively, primarily due to higher audit fees. Compensation decreased to $0 from $374 for the three months ended March 31, 2023 and 2022, respectively. Other operating expenses decreased to $8,248 from $9,173 for the three months ended March 31, 2023 and 2022, respectively.

Interest expense was $1,443 and $1,443 for the three months ended March 31, 2023 and 2022, respectively. Interest expense related party decreased to $469 for the three months ended March 31, 2023 from $2,745 for the three months ended March 31, 2022.

Unrealized gain on investments in precious metals was $14,075 for the three months ended March 31, 2023 compared to an unrealized gain of $45,257 for the three months ended March 31, 2022 due to a lesser increase in the price of bullion.

During the three months ended March 31, 2023, the Company posted a net loss of $11,646 as compared to a net income of $102,893 for the three months ended March 31, 2022. Such change is primarily related to higher gross profit in 2022, higher audit fees in 2023, lower unrealized gain in precious metals in 2023, and a gain on debt extinguishment in 2022 compared to none in 2023.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $4,646 in cash and $1,816,494 in inventory of precious metals and coins compared to $16,691 in cash and $1,751,659 in inventory of precious metals and coins at December 31, 2022.

Net cash used in operating activities totaled $68,545 during the three months ended March 31, 2023 as compared to net cash used in operating activities of $50,051 during the three months ended March 31, 2022. Consolidated net loss was $11,646 for the three months ended March 31, 2023 as compared to consolidated net income of $102,893 for the three months ended March 31, 2022. Explanation of the difference between these three months of 2023 and 2022 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income (net loss) for the three months ended March 31, 2023 and 2022, respectively, consist of unrealized gain or loss on investment in precious metals, depreciation, and gain on extinguishment of debt.

Unrealized gain on investment in precious metals was $14,075 for the three months ended March 31, 2023 and unrealized gain on investment in precious metals was $45,257 for the three months ended March 31, 2022. Deprecation was $55 and $355, respectively, for the three months ended March 31, 2023 and 2022. Gain on extinguishment of debt was $0 and $30,250, respectively, for the three months ended March 31, 2023 and 2022.

Changes in assets and liabilities for inventories, prepaid expenses, and accounts payable and accrued expenses totaled a decrease of $42,879 for the three months ended March 31, 2023 and a decrease of $77,792 for the three months ended March 31, 2022.

No cash was used in investing activities for the three months ended March 31, 2023 and 2022, respectively.

Net cash provided by financing activities was $56,500 for the three months ended March 31, 2023 and net cash provided by financing activities was $57,300 for the three months ended March 31, 2022, both from notes payable related party.

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

As of March 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company issued no unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the three months covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

SUNSTOCK, INC.

Dated May 15, 2023	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer, Chief Financial Officer

Dated May 15, 2023	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

