Form 10-Q
period 2023-06-30
Sunstock, Inc.
filed 2023-08-14
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 14, 2023
Common Stock, par value $0.0001	5,021,857

Preferred Stock, par value $0.0001	-

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022 (audited)	4

Unaudited Condensed and Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	5

Unaudited Condensed and Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 15

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$9,884	$16,691
Inventory – coins	1,022,996	950,637
Inventory – precious metals	775,046	801,022
Prepaid expenses	17,752	5,155

Total current assets	1,825,678	1,773,505

Property and equipment, net	313	424
Right of use lease asset	2,851	11,114

Total assets	$1,828,842	$1,785,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$483,755	$480,137
Operating lease liability – current portion	2,851	11,114
SBA loan – current	6,692	5,047
Loans payable – related parties	-	6,000

Total current liabilities	493,298	502,298

SBA loan - net of current portion	143,308	144,953

Total liabilities	636,606	647,251

Stockholders’ equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,021,857 and 4,815,857 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	502	481
Additional paid – in capital	67,279,869	67,053,289
Accumulated deficit	(66,088,135)	(65,915,978)

Total stockholders’ equity	1,192,236	1,137,792
Total liabilities and stockholders’ equity	$1,828,842	$1,785,043

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenues	$3,158,247	$3,270,927	$6,498,131	$6,519,910
Cost of revenue	3,124,057	3,201,080	6,417,450	6,376,447
Gross profit	34,190	69,847	80,681	143,463

Operating expenses
Professional fees	20,229	53,518	82,281	86,013
Compensation	-	182	-	556
Other operating expenses	8,233	9,167	16,481	18,340
Total operating expenses	28,462	62,867	98,762	104,909

Profit (loss) from operations	5,728	6,980	(18,081)	38,554

Other income (expense)
Unrealized loss on investments in precious metals	(40,051)	(96,253)	(25,976)	(50,996)
Interest expense	(1,443)	(1,443)	(2,886)	(2,886)
Interest expense related party	(1,145)	(3,839)	(1,614)	(6,584)
Gain on debt extinguishment	-	-	-	30,250
Loss on settlement of related party debt	(123,600)	-	(123,600)	-
Total other income (expense), net	(166,239)	(101,535)	(154,076)	(30,216)

Income (loss) before provision for income taxes	(160,511)	(94,555)	(172,157)	8,338

Provision for income taxes	-	-	-	-

Net income (loss)	$(160,511)	$(94,555)	$(172,157)	$8,338

Income (loss) per share – basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	4,836,231	4,126,387	4,826,100	4,126,387

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31. 2021 (audited)	-	$-	4,126,387	$412	$62,778,644	$(62,264,145)	$514,911
Net income	-	-	-	-	-	102,893	102,893
Balance at March 31, 2022 (unaudited)	-	$-	4,126,387	$412	$62,778,644	$(62,161,252)	$617,804
Net loss						(94,555)	(94,555)
Balance at June 30, 2022 (unaudited)	-	$-	4,126,387	$412	$62,778,644	$(62,255,807)	$523,249

Balance at December 31, 2022 (audited)	-	$-	4,815,857	$481	$67,053,289	$(65,915,978)	$1,137,792
Net loss	-	-	-	-	-	(11,646)	(11,646)
Balance at March 31, 2023 (unaudited)	-	$-	4,815,857	$481	$67,053,289	$(65,927,624)	$1,126,146
Issuance of common stock for related party notes payable	-	-	206,000	21	226,580	-	226,601
Net loss	-	-	-			(160,511)	(160,511)
Balance at June 30, 2023 (unaudited)	-	$-	5,021,857	$502	$67,279,869	$(66,088,135)	$1,192,236

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(172,157)	$8,338
Adjustments to reconcile net income (loss) to net cash used in operating activities
Unrealized (gain) loss on investment in precious metals	25,976	50,996
Depreciation	111	594
Loss on settlement of related party debt	123,600	-
Gain on extinguishment of debt	-	(30,250)
Changes in operating assets and liabilities
Inventories – coins	(72,359)	(114,302)
Prepaid expenses	(12,597)	163
Accounts payable and accrued expenses	9,139	(37,274)
Net cash used in operating activities	(98,287)	(121,735)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loan – related parties	91,480	120,300
Net cash provided by financing activities	91,480	120,300

Net change in cash	(6,807)	(1,435)
Cash, beginning of period	16,691	30,168
Cash, end of period	$9,884	$28,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of debt	$-	$30,250
Shares issued in exchange for related party debt	$103,000	$-

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

The accompanying condensed and consolidated balance sheet at December 31, 2022, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2023 and December 31, 2022.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $1,022,996 at June 30, 2023 compared to $950,637 at December 31, 2022.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at June 30, 2023 include $775,046 of gold and silver bullion and bullion coins and $801,022 at December 31, 2022 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the gold and silver bullion in current assets under inventory is appropriate.

INVENTORY – PRECIOUS METALS (CONTINUED)

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized loss in precious metal of $40,051 for the three months ended June 30, 2023, an unrealized loss in precious metals of $96,253 for the three months ended June 30, 2022, an unrealized loss in precious metals of $25,976 for the six months ended June 30, 2023, and an unrealized loss of $50,996 for the six months ended June 30, 2022.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the six months ended June 30, 2023 and 2022. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at June 30, 2023 and December 31, 2022.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The Company had no potential common shares as of June 30, 2023 and June 30, 2022.

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

At June 30, 2023 and December 31, 2022, the Company’s financial instruments include cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses. The carrying amount of cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Inventory – precious metals is at fair value measured under the Level 1 category.

PRINCIPLES OF CONSOLIDATION

We consolidate entities that we control due to ownership of a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The Company has not posted annual operating income since inception. It has an accumulated deficit of $66,088,135 as of June 30, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	June 30, 2023	December 31, 2022
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(58,147)	(58,036)
	$313	$424

Depreciation expense for the three months ended June 30, 2023 and 2022 was $55 and $240, respectively, and for the six months ended June 30, 2023 and 2022 was $111 and $594, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2023	December 31, 2022
Accrued court decision	$260,308	$260,308
Accrued consultant fees	133,000	131,500
Accrued audit fees	14,894	8,089
Accrued dividends – preferred stock	36,326	36,326
Expenses owed related party	-	4,631
Accrued interest payable	17,322	14,436
Accrued interest payable related party	12,270	16,176
Other accrued expenses	9,635	8,671
	$483,755	$480,137

NOTE 5 - RELATED PARTY ACTIVITY

During the six months ended June 30, 2023, the Company was provided loans totaling $91,480 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $12,270 in accrued interest at June 30, 2023.

During the six months ended June 30, 2023, the Company issued 206,000 shares of common stock to the Company’s chief executive officer in exchange for $97,480 in loan principal and $5,520 in accrued interest.

During the six months ended June 30, 2022, the Company was provided loans totaling $120,300 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $8,655 in accrued interest at June 30, 2022.

As of June 30, 2023, the Company had $36,326 in accrued dividends on preferred stock, of which $19,141 was due to the Company’s chief executive officer.

The following table is a summary of the activity for Loans payable- related parties principal for the six months ended June 30, 2023 and June 30, 2022:

Balance at 12/31/2021	$153,100
Loan advances	120,300
Balance at 06/30/2022	$273,400

Balance at 12/31/2022	$6,000
Loan advances	91,480
Loan principal converted to common stock	(97,480)
Balance at 06/30/2023	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases space for the Retail Store. The lease is for five years and runs through September 2023. The lease calls for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five.

As of June 30, 2023, the future payments of our operating lease were as follows for the periods ended December 31:

Remaining Lease Payments
2023	$4,408
Total remaining lease payments	4,408
Less: imputed interest	(1,557)
Total operating lease liabilities	2,851
Less: current portion	(2,851)
Long term operating lease liabilities	$-

Weighted average remaining lease term	3 months
Weighted average discount rate	12%

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

Remaining Loan Payments
2023	$14,155
2024	8,940
2025	8,940
2026	8,940
2027	8,940
thereafter	200,405
Total remaining loan payments	250,320
Less: imputed interest	(100,320)
Total loan liability	150,000
Less: current portion	(6,692)
Long term loan liability	$143,308

Weighted average remaining lease term	26.9 years

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

During the six months ended June 30, 2023, the Company issued 206,000 shares of its common stock to its chief executive officer for the conversion of $97,480 of related party notes payable and $5,520 of accrued interest related party.

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

Going Concern

The Company has not posted operating income and has not generated cash from operations since inception. It has an accumulated deficit of $66,088,135 as of June 30, 2023. The Company did not generate cash flow from operations for the six months ended June 30, 2023 and the year ended December 31, 2022. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended June 30, 2023 and 2022

The Company generated revenues during the three months ended June 30, 2023 of $3,158,247 as compared to $3,270,927 in revenues posted for the three months ended June 30, 2022. The decrease in revenues is due to lower than expected sales in June 2023.

For the three months ended June 30, 2023 and 2022, cost of sales were $3,124,057 and $3,201,080, respectively, which decrease was driven by the decrease in revenues as disclosed above. Professional fees decreased to $20,229 from $53,518 for the three months ended June 30, 2023 and 2022, respectively, primarily due to lower audit fees in 2023. Compensation decreased to $0 from $182 for the three months ended June 30, 2023 and 2022, respectively. Other operating expenses decreased to $8,233 from $9,167 for the three months ended June 30, 2023 and 2022, respectively.

Interest expense was $1,443 and $1,443 for the three months ended June 30, 2023 and 2022, respectively. Interest expense related party decreased to $1,145 for the three months ended June 30, 2023 from $3,839 for the three months ended June 30, 2022.

Unrealized loss on investments in precious metals was $40,051 for the three months ended June 30, 2023 compared to an unrealized loss of $96,253 for the three months ended June 30, 2022 due to a lesser decrease in the price of bullion.

Loss on settlement of related party debt was $123,600 for the three months ended June 30, 2023 compared to $0 for the three months ended June 30, 2022. This was the result of common stock issued to the chief executive officer below market value in exchange for loans payable related party and accrued interest related party.

During the three months ended June 30, 2023, the Company posted a net loss of $160,511 as compared to a net loss of $94,555 for the three months ended June 30, 2022. Such change is primarily related to loss on settlement of related party debt in 2023 and lower gross margin in 2023 partially offset by lower unrealized loss on investments in precious metals in 2023 and lower audit fees in 2023.

Discussion of the Six Months ended June 30, 2023 and 2022

The Company generated revenues during the six months ended June 30, 2023 of $6,498,131 as compared to $6,519,910 in revenues posted for the six months ended June 30, 2022. The decrease in revenues is due to lower than expected sales in June 2023.

For the six months ended June 30, 2023 and 2022, cost of sales were $6,417,450 and $6,376,447, respectively, which increase was driven by the higher cost of coins in 2023. Professional fees decreased to $82,281 from $86,013 for the six months ended June 30, 2023 and 2022, respectively. Compensation decreased to $0 from $556 for the six months ended June 30, 2023 and 2022, respectively. Other operating expenses decreased to $16,481 from $18,340 for the six months ended June 30, 2023 and 2022, respectively.

Interest expense was $2,886 and $2,886 for the six months ended June 30, 2023 and 2022, respectively. Interest expense related party decreased to $1,614 for the six months ended June 30, 2023 from $6,584 for the six months ended June 30, 2022.

Unrealized loss on investments in precious metals was $25,976 for the six months ended June 30, 2023 compared to an unrealized loss of $50,996 for the six months ended June 30, 2022 due to a lesser decrease in the price of bullion.

During the six months ended June 30, 2023, the Company posted a net loss of $172,157 as compared to a net income of $8,338 for the six months ended June 30, 2022. Such change is primarily related to lower gross profit in 2023, loss on settlement of related party debt in 2023, and gain on debt extinguishment in 2022 compared to none in 2023, offset by lower unrealized loss in precious metals in 2023.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $9,884 in cash and $1,798,042 in inventory of precious metals and coins compared to $16,691 in cash and $1,751,659 in inventory of precious metals and coins at December 31, 2022.

Net cash used in operating activities totaled $98,287 during the six months ended June 30, 2023 as compared to net cash used in operating activities of $121,735 during the six months ended June 30, 2022. Consolidated net loss was $172,157 for the six months ended June 30, 2023 as compared to consolidated net income of $8,338 for the six months ended June 30, 2022. Explanation of the difference between these six months of 2023 and 2022 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income (net loss) for the six months ended June 30, 2023 and 2022, respectively, consist of unrealized gain or loss on investment in precious metals, depreciation, and gain on extinguishment of debt.

Unrealized loss on investment in precious metals was $25,976 for the six months ended June 30, 2023 and unrealized loss on investment in precious metals was $50,996 for the six months ended June 30, 2022. Deprecation was $111 and $594, respectively, for the six months ended June 30, 2023 and 2022. Gain on extinguishment of debt was $0 and $30,250, respectively, for the six months ended June 30, 2023 and 2022.

Changes in assets and liabilities for inventories, prepaid expenses, and accounts payable and accrued expenses totaled a decrease of $75,818 for the six months ended June 30, 2023 and a decrease of $151,413 for the six months ended June 30, 2022.

No cash was used in investing activities for the six months ended June 30, 2023 and 2022, respectively.

Net cash provided by financing activities was $91,480 for the six months ended June 30, 2023 and net cash provided by financing activities was $120,300 for the six months ended June 30, 2022, both from notes payable related party.

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

As of June 30, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)

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

During the six months ended June 30, 2023, the Company issued 206,000 unregistered securities.

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

SUNSTOCK, INC.

Dated August 14, 2023	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer, Chief Financial Officer

Dated August 14, 2023	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

