Form 10-K
period 2023-12-31
Sunstock, Inc.
filed 2024-04-03
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,346,340 as of June 30, 2023. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 2, 2024
Common Stock, par value $0.0001	5,021,857

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

The Company’s business plan includes the buying, selling and distribution of precious metals, primarily gold. .The Company emphasizes investment in enduring assets that we believe may provide ‘resource to retail’ conversion upside. Our current goal is to provide our shareholders with an exceptional opportunity to capture value in the precious metals sector without incurring many of the costs and risks associated with actual mining operations. The Company’s long-term goal is to grow to meet the requirements to become an Authorized Purchaser of bullion coins from the United States Mint. Such would allow the Company to purchase bullion coins at a discount to what it is currently paying to individuals and other coin shops selling bullion coins. The Company is currently unable to estimate when it might meet the requirements.

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

Services and Products

The Company’s primary services and products are the buying and selling of gold and silver coins. The Company held $1,272,999 in gold and silver coins at December 31, 2023. The Company has also established positions in precious metals. As of December 31, 2023, the Company held 27,317 ounces of silver and 80 ounces of gold valued at $814,574.

Competition

The Company’s Retail Store has a number of small coin shop competitors in the Sacramento, California area, as well as online precious metals dealer competitors such as monex.com and apmex.com.

Sales and Marketing Strategy

The Company’s long-term goal is to grow to meet the requirements to become an Authorized Purchaser of bullion coins from the United States Mint. Such would allow the Company to purchase bullion coins at a discount to what it is currently paying to individuals and other coin shops selling bullion coins. The Company is currently unable to estimate when it might meet the requirements.

THE COMPANY

Employees

Currently, the Company has three employees and two consultants. The employees are at the Retail Store. Our employees are not represented by a labor union or by a collective bargaining agreement.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company believes that its cybersecurity risk is minimal. Its daily sales are recorded through a third-party point-of-sales system which is backed up daily. The Company also prints out a hard copy of the daily sales. The Company’s financial information is recorded on a third-party software system and is backed up daily. If the Company were to experience a cyberattack, it would be able to use the prior day’s backup and easily recreate information of the day in which there was such an attack. The Company has not experienced a cybersecurity attack as of the date of this Annual Report.

Item 2. Properties

The Company currently uses the residence of the Company’s CEO for its corporate office at no charge.

The Company entered into a lease agreement in October 2018 for 1,088 square feet of retail shop space for the Retail Store. The lease requires combined monthly payments of base rent and triple net of $1,945 per month for sixty months. The lease expired in September 2023 and the Company operated on a month-to-month lease until a new lease was signed on February 16, 2024. The new lease modification is from November 1, 2023 through January 31, 2026 and calls for $1,469 per month from November 2023 through January 2024, $0 for February 2024 (February 2024 rent is allocated equally in the March 2024 through January 2026 rent), $1,628 per month from March 2024 through January 2025, and $1,673 per month from February 2025 through January 2026.

Item 3. Legal Proceedings

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owes it 87,179 shares of Preferred Stock Warrants and 9,231 shares of Common Stock Warrants. Boustead also sought general damages, interest, and costs of the suit. Sunstock believed that Boustead had not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown as part of accounts payable and accrued expenses in the balance sheet.as of December 31, 2022. See detail in Note 4 to the financial statements. The warrants are no longer outstanding (see Note 9). All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash. The Company filed an appeal of the judgment on December 9, 2021. On August 17, 2023, the Court found that Sunstock owed Boustead $338,171 for damages, attorney’s fees and costs. Sunstock has accrued an additional $77,863. $77,863 shows in the December 31, 2023 statement of operations under lawsuit judgment in operating expenses and $338,171 shows in the December 31, 2023 balance sheet as part of accounts payable and accrued expenses. See detail in Note 4 to the financial statements.

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

	High	Low

Year ended December 31, 2023:
First Quarter	$5.50	$2.71
Second Quarter	4.50	1.00
Third Quarter	1.25	0.0001
Fourth Quarter	1.00	0.06
Year ended December 31, 2022:
First Quarter	$0.4325	$0.0701
Second Quarter	0.500	0.0801
Third Quarter	1.75	0.1293
Fourth Quarter	10.00	1.14

As of December 31, 2023, there are 5,021,857 shares of common stock outstanding of which 3,675,517 shares are owned by officers and directors of the Company. There are approximately 78 holders of our common stock.

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

Recent Sales of Unregistered Securities.

During the quarter ended December 31, 2023, we have issued no securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

2023 Year-End Analysis Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

For the year ended December 31, 2023, revenues were $12,397,189, a decrease of $616,493 from $13,013,682 for 2022. The price of gold and silver decreased throughout the year and the Company believes that customers are less likely to purchase gold and silver coins in a down market and are more likely to purchase them in an up market.

For the year ended December 31, 2023, cost of goods sold were $12,041,893, a decrease of $693,379 from $12,735,272 for 2022, due to the decrease in revenues.

For the year ended December 31, 2023, gross profit was $355,296 (2.9%), an increase of $76,886 from a gross profit of $278,410 (2.1%) for 2022.

For the year ended December 31, 2023, operating expenses were $229,121, an increase of $79,078 from $150,043 for 2022. Professional fees were $119,992, a $6,664 increase from $113,328 for 2022. For professional fees, auditor fees increased $14,096, consultant fees decreased $8,456, and stock related fees decreased $596. Compensation was $0 for 2023, an $820 decrease from $820 for 2022. Lawsuit judgment was $77,863 for 2023 compared to $0 for 2022. The lawsuit judgment was the result of attorney fees for the plaintiff regarding the Boustead Securities lawsuit. The Company has filed an appeal. Other operating expenses composed of various small items were $31,266 for 2023 compared to $35,895 for 2022.

For the year ended December 31, 2023, gain on sale of precious metals was $0, a decrease of $56,709 from $56,709 for 2022. For the year ended December 31, 2023, unrealized gain on investments in precious metals was $13,553, a $7,893 decrease from an unrealized gain of $21,445 in 2022. For the year ended December 31, 2023, interest expense related party was $2,070, a $12,035 decrease from $14,105 in 2022. For the year ended December 31, 2023, gain on debt extinguishment was $0, a $30,250 decrease from $30,250 in 2022. For the year ended December 31, 2023, loss on settlement of related party debt was $123,600, a $3,744,327 decrease from $3,867,927 in 2022.

For the year ended December 31, 2023, the net income was $5,886, an increase of $3,657,718 from a net loss of $3,651,833 for 2022. The accumulated deficit at December 31, 2023 was $65,910,092.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $13,790 in cash, $2,087,573 in inventories and $9,327 in prepaid expenses. During the year ended December 31, 2023, the Company used net cash of $120,062 in operations. During the year ended December 31, 2023, $117,161 in net cash was provided by financing activities from notes payable from related parties.

The Company has rarely posted net income from inception. It has an accumulated deficit of $65,910,092 of December 31, 2023. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from stockholders and/or third parties.

Item 8. Financial Statements and Supplementary Data

The financial statements for the years ended December 31, 2023 and 2022 are attached hereto.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jason C. Chang	50	President, Secretary, Director
Dr. Ramnik S. Clair	72	Vice President, Director

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

Item 11. Executive Compensation

Summary Compensation Table — Fiscal Years Ended December 31, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Equity Deferred Compensation Earnings	All Other Compensation		Total

Jason Chang,	2023	$-	$-	$-	$-	$-	$-	$123,600	(2)	$123,600
CEO, President & CFO (1)	2022	$-	$-	$-	$-	$-	$-	$3,867,927	(3)	$3,867,927

Dr. Ramnik Clair	2023	$-	$-	$-	$-	$-	$-	$-		$-
SVP (4)	2022	$-	$-	$-	$-	$-	$-	$-		$-

Narrative to Summary Compensation Table

1.	On July 18, 2013, Mr. Chang was appointed as a director, and Chief Executive Officer and President of the Company.

2.	During the year ended December 31, 2023, the Company issued 206,000 shares of common stock to our chief executive office in settlement of $97,480 of notes payable and $5,520 accrued interest related party. $123,600 was recorded as stock issued below market.

3.	During the year ended December 31, 2022, the Company issued 689,470 shares of common stock to our chief executive officer in settlement of $406,787 of notes payable related party. $3,867,927 was recorded as stock issued below market.

4.	On July 18, 2013, Dr. Clair was appointed as Senior Vice President and Director of the Company.

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

Delinquent Section 16(a) Reports

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2022 and 2023 fiscal years, was a director, officer, or beneficial owner of more than 10% of our common stock, were timely.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2024, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

Name and Title:	Class of Security	Amount of beneficial ownership		Percent of Class (1)
Executive Officers and Directors:
Jason Chang	Common Stock	3,585,395	(2)	71.40%
Chief Executive Officer, Chief Financial Officer and Director

Dr. Ramnik S. Clair	Common Stock	90,122	(3)	1.79%

All Executive Officers and Directors (2 persons)	Common Stock	3,675,517	(2)(3)	73.19%

1.	Based on 5,021,857 shares of common stock and no shares of Series A convertible Preferred Stock outstanding as of March 30, 2024. All shares of Series A convertible Preferred Stock are convertible at any time at the holder’s election into the greater of (i) 1 share of common stock if the closing bid price of the Company’s is at or above $0.001 per share, or (ii) if the closing bid price of the Company’s common stock is below $0.001 per share, the number of shares of common stock equal to the amount of shares of Series A convertible Preferred Stock multiplied by the conversion ratio of $0.001 divided by the closing bid price. Holders of shares of Series A convertible Preferred Stock are not entitled to any voting rights except as otherwise required by applicable law. For the purposes of the disclosure in this item, the closing bid price utilized was above $0.001 per share.

2.	Includes 3,585,395 shares held in the name of Jason Chang, 242 shares of common stock held by Jason and Chiung Chang jointly, 130,731 shares of common stock held by Chiung Ying Chang, the mother of Jason Chang, 31,550 shares of common stock held by Chin Chang, the father of Jason Chang, and 540 shares of common stock held by Chiung Ying Chang and Chin Chang jointly, the parents of Jason Chang.

3.	Includes 66,000 shares held in the name of Dr. Clair, 23,102 shares of common stock held jointly in the name of Dr. Clair and his wife, and 1,020 shares of common stock held by Mrs. Clair.

Item 13. Certain Relationships and Related Transactions and Director Independence

During the year ended December 31, 2023, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2023, the Company’s chief executive officer received 206,000 shares of common stock below market value in exchange for $97,480 in notes payable and $5,520 in accrued interest related party. $123,600 in stock issued below market was recorded in loss from settlement of debt with related party.

During the year ended December 31, 2022, the Company recorded compensation to its CEO for the following.

●	During the year ended December 31, 2022, the Company’s chief executive officer received 689,470 shares of common stock below market value in exchange for $406,787 in notes payable related party. $3,867,927 in stock issued below market was recorded in loss from settlement of debt with related party.

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

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2023	December 31, 2022

Audit Fees
Fruci	$74,750	$74,750
	$74,750	$74,750

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

SUNSTOCK, INC.

Dated: April 3, 2024	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated: April 3, 2024	By:	/s/ Jason C. Chang
Chairman of the Board of Directors

Dated: April 3, 2024	By:	/s/ Ramnik Clair
Ramnik Clair
Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sunstock, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstock, Inc. and Subsidiary (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, convertible preferred stock and changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when a point-of-sale transaction is completed. The manner in which the Company records revenue transactions in the accounting records required significant additional effort to test and obtain sufficient audit evidence for revenue recognized during the year.

Our audit procedures related to revenue recognition, included the following, among others:

●	Analyzed the Company’s revenue recognition policy and its adherence to the principles of ASC 606 Revenue from Contracts with Customers.
●	Vouched a sample of revenue transactions during the year and after year end.
●	Performed analytical procedures on revenue activity and performed reconciliations to cash receipts.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2022.

Spokane, Washington
April 2, 2024

SUNSTOCK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash	$13,790	$16,691
Inventory – coins	1,272,999	950,637
Inventory – precious metals	814,574	801,022
Prepaid expenses	9,327	5,155
Total Current Assets	2,110,690	1,773,505

Property and equipment-net	203	424
Right of use lease asset	37,120	11,114

Total assets	$2,148,013	$1,785,043

LIABILITIESAND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$564,933	$480,137
Operating lease liability – current	-	11,114
SBA loan – current	8,368	5,047
Right of use lease liability – current	16,233	-
Loan payable - related parties	25,681	6,000
Total Current Liabilities	615,215	502,298
SBA loan	141,632	144,953
Right of use lease liability – non-current	20,887	-
Total liabilities	777,734	647,251

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,021,857 and 4,815,857 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	502	481
Additional paid - in capital	67,279,869	67,053,289
Accumulated deficit	(65,910,092)	(65,915,978)

Total stockholders’ equity	1,370,279	1,137,792
Total liabilities and stockholders’ equity	$2,148,013	$1,785,043

The accompanying notes are an integral part of the consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2023	2022

Revenues	$12,397,189	$13,013,682
Cost of revenue	12,041,893	12,735,272
Gross profit	355,296	278,410

Operating expenses
Professional fees	119,992	113,328
Compensation	-	820
Lawsuit judgment	77,863	-
Other operating expenses	31,266	35,895
Total operating expenses	229,121	150,043

Operating profit	126,175	128,367
Other income (expense):
Gain (loss) on sale of precious metals	-	56,709
Unrealized gain in precious metals	13,553	21,445
Interest expense	(5,772)	(5,772)
Interest expense - related party	(2,070)	(14,105)
Loss from settlement of debt with related party	(123,600)	(3,867,927)
Gain on debt extinguishment	-	30,250
Total other income (expense)	(117,889)	(3,779,400)
Income (loss) before income tax	8,286	(3,651,033)
Income tax	2,400	800

Net income (loss)	$5,886	$(3,651,833)

Income (loss) per share – basic and diluted	$0.00	$(0.87)

Weighted average number of common shares outstanding – basic and diluted	4,924,783	4,209,501

The accompanying notes are an integral part of the consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31. 2021 (audited)	-	$-	4,126,387	$412	$62,778,644	$(62,264,145)	$514,911
Issuance of common stock for related party notes payable	-	-	689,470	69	4,274,645		4,274,714
Net loss	-	-	-	-	-	(3,651,833)	(3,651,833)
Balance at December 31, 2022 (audited)	-	$-	4,815,857	$481	$67,053,289	$(65,915,978)	$1,137,792

Balance at December 31, 2022 (audited)	-	$-	4,815,857	$481	$67,053,289	$(65,915,978)	$1,137,792
Issuance of common stock for related party notes payable	-	-	206,000	21	226,580		226,601
Net income	-	-	-	-	-	5,886	5,886
Balance at December 31, 2023 (audited)	-	$-	5,021,857	$502	$67,279,869	$(65,910,092)	$1,370,279

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31, 2023	December 31, 2022
OPERATING ACTIVITIES
Net income (loss)	$5,886	$(3,651,833)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized (gain) loss in precious metals	(13,553)	(21,445)
Depreciation	221	861
Loss from settlement of debt with related party	123,600	3,867,927
Gain on extinguishment of debt	-	(30,250)
(Gain) loss on sale of precious metals	-	(56,709)
Changes in operating assets and liabilities
Inventories – coins and precious metals	(322,362)	(280,839)
Prepaid expenses	(4,172)	500
Accounts payable and accrued expenses	90,318	(101,376)
Net cash used in operating activities	(120,062)	(273,164)
INVESTING ACTIVITIES
Cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from note payable from related parties	117,161	259,687
Net cash provided by financing activities	117,161	259,687

Net change in cash	(2,901)	(13,477)
Cash, beginning of period	16,691	30,168
Cash, end of period	$13,790	$16,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
Shares issued in exchange for related party debt	$103,000	$3,106,120
Extinguishment of debt	$-	$30,250

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

The Company’s business plan includes the buying, selling and distribution of precious metals, primarily gold. The Company emphasizes investment in enduring assets that we believe may provide ‘resource to retail’ conversion upside. Our current goal is to provide our shareholders with an exceptional opportunity to capture value in the precious metals sector without incurring many of the costs and risks associated with actual mining operations. The Company’s long-term goal is to grow to meet the requirements to become an Authorized Purchaser of bullion coins from the United States Mint. Such would allow the Company to purchase bullion coins at a discount to what it is currently paying to individuals and other coin shops selling bullion coins. The Company is currently unable to estimate when it might meet the requirements.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2023 and 2022.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $1,272,999 at December 31, 2023 compared to $950,637 at December 31, 2022.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at December 31, 2023 include $814,574 of gold and silver bullion and bullion coins and $801,022 at December 31, 2022 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the silver bullion in current assets under inventory is appropriate.

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metal of $13,553 for the year ended December 31, 2023 and an unrealized gain of $21,445 for the year ended December 31, 2022.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2023 and 2022. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at December 31, 2023 and 2022.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. As of December 31, 2023 and December 31 2022, there were no dilutive potential common shares.

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

At December 31, 2023 and 2022, the Company’s financial instruments include cash, inventory – coins, inventory – precious metals, and accounts payable and accrued expenses. The carrying amount of cash, inventory – coins, inventory – precious metals, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Inventory – precious metals is at fair value measured under the Level 1 category.

PRINCIPLES OF CONSOLIDATION

We consolidate entities that we control due to ownership of a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – GOING CONCERN

The Company has rarely posted net income since inception. It has an accumulated deficit of $65,910,092 as of December 31, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

These audited and consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with an entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable. The audited and consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In early 2020, the Company had discussions with a third party in regards to raising funds through a private placement of equity. Those discussions with that third party have since been terminated. The Company intends to initiate discussions with an undetermined third party in regards to raising funds through a private placement of equity which, if it occurs, will provide the Company with funds to expand its operations and likely eliminate the going concern issue.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board for the year ended December 31, 2023.

In October 2023, FASB issued Accounting Standards Update (ASU) 2023-06, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. Codification subtopic 260-10, Earnings per Share – Overall, requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The following disclosures are required:

1	A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations.
2	The effect that has been given to preferred dividends in arriving at income available to common shareholders in computing basic EPS.
3	Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period(s) presented.
4	The methods used in the diluted EPS computation for each type of dilutive instrument (for example, treasury stock method, if-converted method, two-class method, or reverse treasury stock method).

The Company adopted the amendment as of December 31, 2023.

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2023	December 31, 2022
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(58,257)	(58,036)
	$203	$424

Depreciation expense for the years ended December 31, 2023 and 2022 was $221 and $861, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2023	December 31, 2022
Lawsuit judgment	$338,171	$260,308
Accrued consultant fees	133,649	131,500
Accrued interest payable related party	12,726	16,176
Accrued interest payable	20,208	14,436
Accrued audit fees	14,934	8,089
Accrued dividends - preferred stock	36,326	36,326
Expenses owed related party	-	4,631
Other accrued expenses	8,919	8,671
	$564,933	$480,137

As of December 31, 2023 and 2022, there were no Series A convertible preferred stock outstanding.

There is, as of December 31, 2023, $36,326 in accrued dividends on the preferred stock.

NOTE 6 - RELATED PARTY ACTIVITY

During the year ended December 31, 2023, the Company was provided loans totaling $117,161 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $12,726 in accrued interest at December 31, 2023.

During the year ended December 31, 2023, $103,000 in notes payable and accrued interest to the Company’s chief executive officer were converted to 206,000 shares of the Company’s common stock valued at $226,600 based on the closing price on grant date. $123,600 was recorded as loss on settlement of related party debt on the accompanying statement of operations as of December 31, 2023.

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

As of December 31, 2023, the Company has $36,326 in accrued dividends on preferred stock, of which $19,141 are due to the Company’s chief executive officer.

NOTE 6 - RELATED PARTY ACTIVITY (CONTINUED)

The following table is a summary of the activity for Loan payable- related parties for the years ended December 31, 2023 and December 31, 2022:

Balance at 12/31/2021	$153,100
Loan increases	259,687
Loan principal converted to common stock	(406,787)
Balance at 12/31/2022	6,000
Loan increases	117,161
Loan principal converted to common stock	(97,480)
Balance at 12/31/2023	$25,681

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases space for Mom’s Silver Shop. The lease was for five years and began in October 2018 and runs through September 2023. The lease called for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five. The lease expired in September 2023 and the Company operated on a month-to-month lease until a new lease was signed on February 16, 2024. The new lease is through January 31, 2026 and calls for $1,469 per month from November 2023 through January 2024, $0 for February 2024 (February 2024 rent is allocated equally in the March 2024 through January 2026 rent), $1,628 per month from March 2024 through January 2025, and $1,673 per month from February 2025 through January 2026. 4.95% was used in the calculation of the present value of the right of use lease asset and liability.

LITIGATION

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owes it 87,179 shares of Preferred Stock Warrants and 9,231 shares of Common Stock Warrants. Boustead also sought general damages, interest, and costs of the suit. Sunstock believed that Boustead had not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown as part of accounts payable and accrued expenses in the balance sheet.as of December 31, 2022. See detail in Note 5 above. The warrants are no longer outstanding (see Note 9). All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash. The Company filed an appeal of the judgment on December 9, 2021. On August 17, 2023, the Court found that Sunstock owed Boustead $338,171 for damages, attorney’s fees and costs. Sunstock has accrued an additional $77,863. $77,863 shows in the December 31, 2023 statement of operations under lawsuit judgment in operating expenses and $338,171 shows in the December 31, 2023 balance sheet as part of accounts payable and accrued expenses. See detail in Note 5 above.

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

NOTE 8 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $745 are monthly beginning twenty-four months after closing.

Remaining Loan Payments
2024	$23,095
2025	8,940
2026	8,940
2027	8,940
thereafter	200,405
Total remaining loan payments	250,320
Less: imputed interest	(100,320)
Total loan liability	150,000
Less: current portion	(8,368)
Long term loan liability	$141,632

Weighted average remaining loan term	26.4 years

The remaining loan payments in the above table include both principal and interest.

NOTE 9 – PPP LOAN

In February and May 2021, the Company received a $15,125 loan and a $15,125 loan from the federal Paycheck Protection Program (“PPP”), respectively. The loans are for five years, interest is 1.0% per annum, and no payments are due until maturity. The two loans of $15,125 each have been forgiven.

NOTE 10- STOCKHOLDER’S EQUITY

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 of preferred stock.

During the year ended December 31, 2023, the Company issued 206,000 shares of its common stock to its chief executive officer for the conversion of $103,000 of related party notes payable and accrued interest.

During the year ended December 31, 2022, the Company issued 689,470 shares of its common stock to its chief executive officer for the conversion of $406,787 of related party notes payable.

NOTE 11 - INCOME TAXES

The Company is subject to taxation in the United States of America and the state of California. The provision for income taxes for the years ended December 31, 2023 and 2022 is summarized below:

	December 31, 2023	December 31, 2022
Current:
Federal	$-	$-
State	2,400	800
Total current	2,400	800
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax provision	$2,400	$800

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income (loss) before income taxes to the income provision is as follows:

	December 31, 2023	December 31, 2022
U.S. federal statutory tax rate	21.0000%	21.0000%
State tax benefit, net	35.8959%	(0.0277)%
Stock based compensation	0.0000%	0.0000%
Other	0.0000%	0.0000%
Change in valuation allowance	(366.6457)%	(21.0000)%
Effective income tax rate	(309.7498)%	0.0277%

NOTE 11 - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
NOL’s	$1,736,000	$1,770,000
State taxes	-	-
Inventory and other reserves	-	-
Depreciation and amortization	-	-
NQ stock option expense	14,698,000	14,698,000
Total deferred tax assets	16,434,000	16,468,000
Valuation allowance	(16,434,000)	(16,468,000)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $34,000 for the year ended December 31, 2023.

As of December 31, 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,319,000. Net operating loss carryforwards for the years 2017 and prior expire beginning in the year 2035. Any operating loss carryforwards for the years 2018 and beyond may be carried forward indefinitely. As of December 31, 2023, the Company had net operating loss carryforwards for state income tax purposes of approximately $417,000 which expire beginning in the year 2035.

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

The Company has not filed any federal or state tax returns since its inception, but intends to file them in 2024.

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

A new lease modification was signed on February 16, 2024. The new lease modification is from November 1, 2023 through January 31, 2026 and calls for $1,469 per month from November 2023 through January 2024, $0 for February 2024 (February 2024 rent is allocated equally in the March 2024 through January 2026 rent), $1,628 per month from March 2024 through January 2025, and $1,673 per month from February 2025 through January 2026.

