Form 10-Q
period 2024-03-31
Sunstock, Inc.
filed 2024-05-15
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 15, 2024
Common Stock, par value $0.0001	5,021,857

Preferred Stock, par value $0.0001	-

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023 (audited)	4

Unaudited Condensed and Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023	5

Unaudited Condensed and Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 14

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$6,146	$13,790
Inventory – coins	1,277,377	1,272,999
Inventory – precious metals	862,738	814,574
Prepaid expenses	25,318	9,327

Total current assets	2,171,579	2,110,690

Property and equipment, net	147	203
Right of use lease asset	32,861	37,120

Total assets	$2,204,587	$2,148,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$576,544	$564,933
SBA loan – current	9,217	8,368
Right of use lease liability – current	18,320	16,233
Loans payable – related parties	73,523	25,681

Total current liabilities	677,604	615,215

SBA loan – net of current portion	140,783	141,632
Right of use lease liability – non-current	14,541	20,887

Total liabilities	832,928	777,734

Stockholders’ equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,021,857 and 5,021,857 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	502	502
Additional paid – in capital	67,279,869	67,279,869
Accumulated deficit	(65,908,712)	(65,910,092)

Total stockholders’ equity	1,371,659	1,370,279

Total liabilities, convertible preferred stock, and stockholders’ equity	$2,204,587	$2,148,013

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2024	2023

Revenues	$282,138	$3,339,884
Cost of revenue	278,485	3,293,393
Gross profit	3,653	46,491

Operating expenses
Professional fees	43,406	62,052
Other operating expenses	4,962	8,248
Total operating expenses	48,368	70,300

Loss from operations	(44,715)	(23,809)

Other income (expense)
Unrealized gain (loss) on investments in precious metals	48,164	14,075
Interest expense	(1,443)	(1,443)
Interest expense related party	(626)	(469)
Total other income (expense), net	46,095	12,163

Income (loss) before provision for income taxes	1,380	(11,646)

Provision for income taxes	-	-

Net income (loss)	$1,380	$(11,646)

Income (loss) per share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	5,021,857	4,815,857

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	-	$-	4,815,857	$481	$67,053,289	$(65,915,978)	$1,137,792

Net loss	-	-	-	-	-	(11,646)	(11,646)

Balance at March 31, 2023 (unaudited)	-	$-	4,815,857	$481	$67,053,289	$(65,927,624)	$1,126,146

Balance at December 31, 2023	-	$-	5,021,857	$502	$67,279,869	$(65,910,092)	$1,370,279

Net income	-	-	-	-	-	1,380	1,380

Balance at March 31, 2024 (unaudited)	-	$-	5,021,857	$502	$67,279,869	$(65,908,712)	$1,371,659

The accompanying notes are an integral part of these consolidated financial statements.

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$1,380	$(11,646)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Unrealized (gain) loss on investment in precious metals	(48,164)	(14,075)
Depreciation	56	55
Changes in operating assets and liabilities
Inventories – coins	(4,378)	(50,761)
Prepaid expenses	(15,991)	(13,808)
Accounts payable and accrued expenses	11,611	21,690
Net cash used in operating activities	(55,486)	(68,545)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loan – related parties	47,482	56,500
Net cash provided by financing activities	47,482	56,500

Net change in cash	(8,004)	(12,045)
Cash, beginning of period	13,790	16,691
Cash, end of period	$6,146	$4,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

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

The accompanying condensed and consolidated balance sheet at December 31, 2023, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2024 and December 31, 2023.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $1,277,377 at March 31, 2024 compared to $1,272,999 at December 31, 2023.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at March 31, 2024 include $862,738 of gold and silver bullion and bullion coins and $814,574 at December 31, 2023 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the gold and silver bullion in current assets under inventory is appropriate.

INVENTORY – PRECIOUS METALS (CONTINUED)

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metal of $48,164 for the three months ended March 31, 2024 and an unrealized gain in precious metals of $14,075 for the three months ended March 31, 2023.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2024 and 2023. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at March 31, 2024 and December 31, 2023.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The Company had no potential common shares as of March 31, 2024 and March 31, 2023.

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

At March 31, 2024 and December 31, 2023, the Company’s financial instruments include cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses. The carrying amount of cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Inventory – precious metals is at fair value measured under the Level 1 category.

PRINCIPLES OF CONSOLIDATION

We consolidate entities that we control due to ownership of a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The Company has not posted annual operating income since inception. It has an accumulated deficit of $65,908,712 as of March 31, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	March 31, 2024	December 31, 2023
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(58,313)	(58,257)
	$147	$203

Depreciation expense for the three months ended March 31, 2024 and 2023 was $56 and $55, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2024	December 31, 2023
Accrued court decision	$338,171	$338,171
Accrued consultant fees	130,000	133,649
Accrued audit fees	28,244	14,934
Accrued dividends – preferred stock	36,326	36,326
Expenses owed related party	-	-
Accrued interest payable	21,651	20,208
Accrued interest payable related party	13,352	12,726
Other accrued expenses	8,800	8,919
	$576,544	$564,933

NOTE 5 - RELATED PARTY ACTIVITY

During the three months ended March 31, 2024, the Company was provided loans totaling $47,842 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $13,352 in accrued interest at March 31, 2024.

During the three months ended March 31, 2023, the Company was provided loans totaling $56,500 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $16,645 in accrued interest at March 31, 2023.

As of March 31, 2024, the Company had $36,326 in accrued dividends on preferred stock, of which $19,141 was due to the Company’s chief executive officer.

The following table is a summary of the activity for Loans payable- related parties principal for the three months ended March 31, 2024 and March 31, 2023:

Balance at 12/31/2022	$6,000
Loan advances	56,500
Balance at 03/31/23	$62,500

Balance at 12/31/2023	$25,681
Loan advances	47,842
Balance at 03/31/24	$73,523

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

LITIGATION

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owed it 87,179 shares of Preferred Stock Warrants and 9,231 shares of Common Stock Warrants. Boustead also sought general damages, interest, and costs of the suit. Sunstock believed that Boustead had not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown as part of accounts payable and accrued expenses in the balance sheet. See detail in Note 4 above. The warrants are no longer outstanding. All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash. The Company filed an appeal of the judgment on December 9, 2021. On August 17, 2023, the Court found that Sunstock owed Boustead $338,171 for damages, attorneys’ fees and costs. Sunstock accrued an additional $77,863 in the period ended September 30, 2023.

LITIGATION (CONTINUED)

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

NOTE 7 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $731 are monthly beginning twenty-four months after closing. Per discussions with the SBA, the Company made an initial payment of $73 in April 2024 and is to make five additional payments of $73 per month. The SBA will then assess the Company’s loan and inform the Company as to how much following payments should be and the frequency.

Remaining Loan Payments
2024	$23,095
2025	8,940
2026	8,940
2027	8,940
2028	8,940
thereafter	191,465
Total remaining loan payments	250,320
Less: imputed interest	(100,320)
Total loan liability	150,000
Less: current portion	(9,217)
Long term loan liability	$140,783

Weighted average remaining loan term	26.2 years

NOTE 8- STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 of preferred stock.

During the three months ended March 31, 2024, the Company issued no shares of its common stock.

During the three months ended March 31, 2023, the Company issued no shares of its common stock.

NOTE 9 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the unaudited condensed and consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its condensed and consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has no subsequent evets as of the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed and consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 3, 2024, as well as the unaudited condensed and consolidated financial statements and related notes contained therein.

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

Going Concern

The Company has not posted operating income and has not generated cash from operations since inception. It has an accumulated deficit of $65,908,712 as of March 31, 2024. The Company did not generate cash flow from operations for the three months ended March 31, 2024 and the year ended December 31, 2023. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Discussion of the Three Months ended March 31, 2024 and 2023

The Company generated revenues during the three months ended March 31, 2024 of $282,138 as compared to $3,339,884 in revenues posted for the three months ended March 31, 2023. The decrease in revenues is due to the CEO having surgery early in the first quarter 2024 and not being able to return to work until early in the second quarter 2024.

For the three months ended March 31, 2024 and 2023, cost of sales were $278,485 and $3,293,393, respectively, which decrease was driven by the CEO being unable to work during most of the first quarter 2024 as disclosed above. Professional fees decreased to $43,406 from $62,052 for the three months ended March 31, 2024 and 2023, respectively. Other operating expenses decreased to $4,962 from $8,248 for the three months ended March 31, 2024 and 2023, respectively.

Interest expense was $1,443 and $1,443 for the three months ended March 31, 2024 and 2023, respectively. Interest expense related party increased to $626 for the three months ended March 31, 2024 from $469 for the three months ended March 31, 2023.

Unrealized gain on investments in precious metals was $48,164 for the three months ended March 31, 2024 compared to an unrealized gain of $14,075 for the three months ended March 31, 2023 due to a greater increase in the price of bullion.

During the three months ended March 31, 2024, the Company posted a net income of $1,380 as compared to a net loss of $11,646 for the three months ended March 31, 2023. Such change is primarily related to lower professional fees in 2024 and higher unrealized gain on investments in precious metals in 2024, partially offset by lower gross profit in 2024.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $6,146 in cash and $2,140,115 in inventory of precious metals and coins compared to $13,790 in cash and $2,087,573 in inventory of precious metals and coins at December 31, 2023.

Net cash used in operating activities totaled $55,486 during the three months ended March 31, 2024 as compared to net cash used in operating activities of $68,545 during the three months ended March 31, 2023. Consolidated net income was $1,380 for the three months ended March 31, 2024 as compared to consolidated net loss of $11,646 for the three months ended March 31, 2023. Explanation of the difference between these three months of 2024 and 2023 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income (net loss) for the three months ended March 31, 2024 and 2023, respectively, consist of unrealized gain or loss on investment in precious metals and depreciation.

Unrealized gain on investment in precious metals was $48,164 for the three months ended March 31, 2024 and unrealized gain on investment in precious metals was $14,075 for the three months ended March 31, 2023. Deprecation was $56 and $55, respectively, for the three months ended March 31, 2024 and 2023

Changes in assets and liabilities for inventories, prepaid expenses, and accounts payable and accrued expenses totaled a decrease of $8,758 for the three months ended March 31, 2024 and a decrease of $42,879 for the three months ended March 31, 2023.

No cash was used in investing activities for the three months ended March 31, 2024 and 2023, respectively.

Net cash provided by financing activities was $47,842 for the three months ended March 31, 2024 and net cash provided by financing activities was $56,500 for the three months ended March 31, 2023, both from notes payable related party.

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

As of March 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)

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

2. Emphasize with management the importance of our internal control structure;

3. Seek outside consulting services where our existing accounting policy and control organization believes the complexity of the existing exceeds our internal capabilities.

4. Plan to implement improved accounting systems.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 21, 2020, Boustead Securities, LLC (“Boustead”) filed suit against Sunstock, Inc. (“Sunstock”) in the County of Orange, California. Boustead is an investment banking firm engaged by Sunstock on September 19, 2019 to raise equity. Boustead maintained that Sunstock owed it 87,179 shares of Preferred Stock Warrants and 9,231 shares of Common Stock Warrants. Boustead also sought seeking general damages, interest, and costs of the suit. Sunstock believed that Boustead had not fulfilled its obligations in raising equity and vigorously contested the suit. Sunstock hired an arbitrator but there was no resolution between Sunstock and Boustead. The matter went to trial in September 2021 and on November 2, 2021 the Court determined that Sunstock owed Boustead $260,308 for warrants issued that Sunstock did not honor. $260,308 was accrued and is shown as part of accounts payable and accrued expenses in the balance sheet. See detail in Note 4 above. The warrants are no longer outstanding. All other monetary claims by Boustead were dismissed by the Court. The $260,308 is to be paid in cash. The Company filed an appeal of the judgment on December 9, 2021. On August 17, 2023, the Court found that Sunstock owed Boustead $338,171 for damages, attorneys’ fees and costs. Sunstock accrued an additional $77,863 in the period ended September 30, 2023

In December 2020, a former employee of Sunstock filed a claim with the California Labor Commission regarding claimed back pay owed. A preliminary hearing was held on January 4, 2021 and the Company is currently awaiting the next step.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, the Company issued no unregistered securities.

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

SUNSTOCK, INC.

Dated May 15, 2024	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer, Chief Financial Officer

Dated May 15, 2024	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

