Form 10-Q
period 2024-06-30
Sunstock, Inc.
filed 2024-08-21
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 20, 2024
Common Stock, par value $0.0001	5,021,857

Preferred Stock, par value $0.0001	-

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023 (audited)	4

Unaudited Condensed and Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	5

Unaudited Condensed and Consolidated Statements of Preferred Stock and Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 15

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$5,682	$13,790
Inventory – coins	1,462,705	1,272,999
Inventory – precious metals	994,658	814,574
Prepaid expenses	21,013	9,327

Total current assets	2,484,058	2,110,690

Property and equipment, net	92	203
Right of use lease asset	28,562	37,120

Total assets	$2,512,712	$2,148,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$602,031	$564,933
SBA loan – current	2,570	8,368
Right of use lease liability – current	18,683	16,233
Loans payable – related parties	99,235	25,681

Total current liabilities	722,519	615,215

SBA loan – net of current portion	147,211	141,632
Right of use lease liability – non-current	9,879	20,887

Total liabilities	879,609	777,734

Stockholders’ equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,021,857 and 5,021,857 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	502	502
Additional paid – in capital	67,279,869	67,279,869
Accumulated deficit	(65,647,268)	(65,910,092)

Total stockholders’ equity	1,633,103	1,370,279

Total liabilities, convertible preferred stock, and stockholders’ equity	$2,512,712	$2,148,013

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenues	$3,006,739	$3,158,247	$3,288,877	$6,498,131
Cost of revenue	2,813,020	3,124,057	3,091,505	6,417,450
Gross profit	193,719	34,190	197,372	80,681

Operating expenses
Professional fees	54,174	20,229	97,580	82,281
Other operating expenses	7,273	8,233	12,235	16,481
Total operating expenses	61,447	28,462	109,815	98,762

Profit (loss) from operations	132,272	5,728	87,557	(18,081)

Other income (expense)
Unrealized gain (loss) on investments in precious metals	131,920	(40,051)	180,084	(25,976)
Interest expense	(1,371)	(1,443)	(2,814)	(2,886)
Interest expense related party	(1,377)	(1,145)	(2,003)	(1,614)
Loss on settlement of related party debt	-	(123,600)	-	(123,600)
Total other income (expense), net	129,172	(166,239)	175,267	(154,076)

Income (loss) before provision for income taxes	261,444	(160,511)	262,824	(172,157)

Provision for income taxes	-	-	-	-

Net income (loss)	$261,444	$(160,511)	$262,824	$(172,157)

Income (loss) per share – basic and diluted	$0.05	$(0.03)	$0.05	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	5,021,857	4,836,231	5,021,857	4,826,100

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	-	$-	4,815,857	$481	$67,053,289	$(65,915,978)	$1,137,792

Net loss	-	-	-	-	-	(11,646)	(11,646)

Balance at March 31, 2023 (unaudited)	-	$-	4,815,857	$481	$67,053,289	$(65,927,624)	$1,126,146

Issuance of common stock for related party notes payable	-	-	206,000	21	226,580	-	226,601
Net loss	-	-	-	-	-	(160,511)	(160,511)
Balance at June 30, 2023 (unaudited)	-	$-	5,021,857	$502	$67,279,869	$(66,088,135)	$1,192,236

Balance at December 31, 2023	-	$-	5,021,857	$502	$67,279,869	$(65,910,092)	$1,370,279

Net income	-	-	-	-	-	1,380	1,380

Balance at March 31, 2024 (unaudited)	-	$-	5,021,857	$502	$67,279,869	$(65,908,712)	$1,371,659

Net income	-	-	-	-	-	261,444	261,444

Balance at June 30, 2024 (unaudited)	-	$-	5,021,857	$502	$67,279,869	$(65,647,268)	$1,633,103

The accompanying notes are an integral part of these consolidated financial statements.

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$262,824	$(172,157)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Unrealized (gain) loss on investment in precious metals	(180,084)	25,976
Depreciation	111	111
Loss on settlement of related party debt	-	123,600
Changes in operating assets and liabilities
Inventories – coins	(189,706)	(72,359)
Prepaid expenses	(11,686)	(12,597)
Accounts payable and accrued expenses	37,098	9,139
Net cash used in operating activities	(81,443)	(98,287)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Payments on SBA loan	(219)	-
Proceeds from loan – related parties	73,554	91,480
Net cash provided by financing activities	73,335	91,480

Net change in cash	(8,108)	(6,807)
Cash, beginning of period	13,790	16,691
Cash, end of period	$5,682	$9,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in exchange for related party debt	$-	$103,000

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

The accompanying condensed and consolidated balance sheet at December 31, 2023, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2024 and December 31, 2023.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $1,462,705 at June 30, 2024 compared to $1,272,999 at December 31, 2023.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at June 30, 2024 include $994,658 of gold and silver bullion and bullion coins and $814,574 at December 31, 2023 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the gold and silver bullion in current assets under inventory is appropriate.

INVENTORY – PRECIOUS METALS (CONTINUED)

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metal of $131,920 for the three months ended June 30, 2024, an unrealized loss of $40,051 for the three months ended June 30, 2023, an unrealized gain of $180,084 for the six months ended June 30, 2024, and an unrealized loss in precious metals of $25,976 for the six months ended June 30, 2023.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the six months ended June 30, 2024 and 2023. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at June 30, 2024 and December 31, 2023.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The Company had no potential common shares as of June 30, 2024 and June 30, 2023.

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

At June 30, 2024 and December 31, 2023, the Company’s financial instruments include cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses. The carrying amount of cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Inventory – precious metals is at fair value measured under the Level 1 category.

PRINCIPLES OF CONSOLIDATION

We consolidate entities that we control due to ownership of a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The Company has not posted annual operating income since inception. It has an accumulated deficit of $65,647,268 as of June 30, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	June 30, 2024	December 31, 2023
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(58,368)	(58,257)
	$92	$203

Depreciation expense for the three months ended June 30, 2024 and 2023 was $55 and $55, respectively, and for the six months ended June 30, 2024 and 2023 was $111 and $111, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2024	December 31, 2023
Accrued court decision	$338,171	$338,171
Accrued consultant fees	133,981	133,649
Accrued audit fees	47,002	14,934
Accrued dividends – preferred stock	36,326	36,326
Accrued interest payable	23,022	20,208
Accrued interest payable related party	14,729	12,726
Other accrued expenses	8,800	8,919
	$602,031	$564,933

NOTE 5 - RELATED PARTY ACTIVITY

During the six months ended June 30, 2024, the Company was provided loans totaling $73,554 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was $14,729 in accrued interest at June 30, 2024.

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

As of June 30, 2024, the Company had $36,326 in accrued dividends on preferred stock, of which $19,141 was due to the Company’s chief executive officer.

The following table is a summary of the activity for Loans payable- related parties principal for the six months ended June 30, 2024 and June 30, 2023:

Balance at 12/31/2022	$6,000
Loan advances	91,480
Loan principal converted to common stock	(97,480)
Balance at 06/30/23	$-

Balance at 12/31/2023	$25,681
Loan advances	73,554
Balance at 06/30/24	$99,235

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

NOTE 7 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $731 are monthly beginning twenty-four months after closing. Per discussion with the SBA, the Company made payments of $73 in each of April, May, and June 2024 and is to make three additional payments of $73 per month. The SBA will then assess the Company’s loan and inform the Company as to how much following payments should be and the frequency.

Remaining Loan Payments
2024	$2,454
2025	8,940
2026	8,940
2027	8,940
2028	8,940
thereafter	211,163
Total remaining loan payments	249,377
Less: imputed interest	(99,596)
Total loan liability	149,781
Less: current portion	(2,570)
Long term loan liability	$147,211

Weighted average remaining loan term	28.4 years

NOTE 8- STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 of preferred stock.

During the six months ended June 30, 2024, the Company issued no shares of its common stock.

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

Going Concern

The Company has not posted operating income and has not generated cash from operations since inception. It has an accumulated deficit of $65,647,268 as of June 30, 2024. The Company did not generate cash flow from operations for the six months ended June 30, 2024 and the year ended December 31, 2023. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended June 30, 2024 and 2023

The Company generated revenues during the three months ended June 30, 2024 of $3,006,739 as compared to $3,158,247 in revenues posted for the three months ended June 30, 2023. The decrease in revenues is due to the CEO having surgery early in the first quarter 2024 and not returning to work until April 13, 2024.

For the three months ended June 30, 2024 and 2023, cost of sales were $2,813,020 and $3,124,057, respectively, which decrease was driven by the CEO being unable to work during most of the first quarter 2024 as disclosed above. Professional fees increased to $54,174 from $20,229 for the three months ended June 30, 2024 and 2023, respectively. Other operating expenses decreased to $7,273 from $8,233 for the three months ended June 30, 2024 and 2023, respectively.

Interest expense was $1,371 and $1,443 for the three months ended June 30, 2024 and 2023, respectively. Interest expense related party increased to $1,377 for the three months ended June 30, 2024 from $1,145 for the three months ended June 30, 2023.

Unrealized gain on investments in precious metals was $131,920 for the three months ended June 30, 2024 compared to an unrealized loss of $40,051 for the three months ended June 30, 2023 due to a greater increase in the price of bullion.

Loss on settlement of related party debt was $0 for the three months ended June 30, 2024 compared to $123,600 for the three months ended June 30, 2023.

During the three months ended June 30, 2024, the Company posted a net income of $261,444 as compared to a net loss of $160,511 for the three months ended June 30, 2023. Such change is primarily related to higher gross profit in 2024, an unrealized gain on investments in precious metals in 2024 as compared to an unrealized loss in 2023, and a loss on settlement of related party debt in 2023.

Discussion of the Six Months ended June 30, 2024 and 2023

The Company generated revenues during the six months ended June 30, 2024 of $3,288,877 as compared to $6,498,131 in revenues posted for the six months ended June 30, 2023. The decrease in revenues is due to the CEO having surgery early in the first quarter 2024 and not returning to work until April 13, 2024.

For the six months ended June 30, 2024 and 2023, cost of sales were $3,091,505 and $6,417,450, respectively, which decrease was driven by the CEO being unable to work during most of the first quarter 2024 as disclosed above. Professional fees increased to $97,580 from $82,281 for the six months ended June 30, 2024 and 2023, respectively. Other operating expenses decreased to $12,235 from $16,481 for the six months ended June 30, 2024 and 2023, respectively.

Interest expense was $2,814 and $2,886 for the six months ended June 30, 2024 and 2023, respectively. Interest expense related party increased to $2,003 for the six months ended June 30, 2024 from $1,614 for the six months ended June 30, 2023.

Unrealized gain on investments in precious metals was $180,084 for the six months ended June 30, 2024 compared to an unrealized loss of $25,976 for the six months ended June 30, 2023 due to a greater increase in the price of bullion.

During the six months ended June 30, 2024, the Company posted a net income of $262,824 as compared to a net loss of $172,157 for the six months ended June 30, 2023. Such change is primarily related to higher gross profit in 2024, an unrealized gain on investments in precious metals in 2024 as compared to an unrealized loss in 2023, and a loss on settlement of related party debt in.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $5,682 in cash and $2,457,363 in inventory of precious metals and coins compared to $13,790 in cash and $2,087,573 in inventory of precious metals and coins at December 31, 2023.

Net cash used in operating activities totaled $81,443 during the six months ended June 30, 2024 as compared to net cash used in operating activities of $98,287 during the six months ended June 30, 2023. Consolidated net income was $262,824 for the six months ended June 30, 2024 as compared to consolidated net loss of $172,157 for the six months ended June 30, 2023. Explanation of the difference between these six months of 2024 and 2023 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income (net loss) for the six months ended June 30, 2024 and 2023, respectively, consist of unrealized gain or loss on investment in precious metals, loss on settlement of related party debt, and depreciation.

Unrealized gain on investment in precious metals was $180,084 for the six months ended June 30, 2024 and unrealized loss on investment in precious metals was $25,976 for the six months ended June 30, 2023. Deprecation was $111 and $111, respectively, for the six months ended June 30, 2024 and 2023. Loss on settlement of related party debt was $0 and $123,600, respectively, for the six months ended June 30, 2024 and 2023.

Changes in assets and liabilities for inventories, prepaid expenses, and accounts payable and accrued expenses totaled a decrease of $164,294 for the six months ended June 30, 2024 and a decrease of $75,817 for the six months ended June 30, 2023.

No cash was used in investing activities for the six months ended June 30, 2024 and 2023, respectively.

Net cash provided by financing activities was $73,335 for the six months ended June 30, 2024 and net cash provided by financing activities was $91,480 for the six months ended June 30, 2023, both from notes payable related party.

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

As of June 30, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

During the six months ended June 30, 2024, the Company issued no unregistered securities.

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

SUNSTOCK, INC.

Dated August 21, 2024	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer, Chief Financial Officer

Dated August 21, 2024	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

