Form 10-Q
period 2024-09-30
Sunstock, Inc.
filed 2024-11-20
CIK 1559157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 20, 2024
Common Stock, par value $0.0001	6,106,873

Preferred Stock, par value $0.0001	-

Documents incorporated by reference: None

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed and Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (audited)	4

Unaudited Condensed and Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	5

Unaudited Condensed and Consolidated Statements of Preferred Stock and Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023	6

Unaudited Condensed and Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	7

Notes to Unaudited Condensed and Consolidated Financial Statements	8 - 15

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$15,758	$13,790
Inventory – coins	1,603,502	1,272,999
Inventory – precious metals	1,072,144	814,574
Prepaid expenses	11,168	9,327

Total current assets	2,702,572	2,110,690

Property and equipment, net	36	203
Right of use lease asset	24,207	37,120

Total assets	$2,726,815	$2,148,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$579,233	$564,933
SBA loan – current	3,148	8,368
Right of use lease liability – current	19,051	16,233
Loans payable – related parties	-	25,681

Total current liabilities	601,432	615,215

SBA loan – net of current portion	146,413	141,632
Right of use lease liability – non-current	5,156	20,887

Total liabilities	753,001	777,734

Stockholders’ equity
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,106,873 and 5,021,857 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	611	502
Additional paid – in capital	67,419,510	67,279,869
Accumulated deficit	(65,446,307)	(65,910,092)

Total stockholders’ equity	1,973,814	1,370,279

Total liabilities, convertible preferred stock, and stockholders’ equity	$2,726,815	$2,148,013

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenues	$2,998,619	$3,003,336	$6,287,496	$9,501,467
Cost of revenue	2,845,117	2,971,787	5,936,622	9,389,237
Gross profit	153,502	31,549	350,874	112,230

Operating expenses
Professional fees	19,539	15,353	117,119	97,634
Lawsuit judgment	-	77,863	-	77,863
Other operating expenses	7,454	6,907	19,689	23,388
Total operating expenses	26,993	100,123	136,808	198,885

Profit (loss) from operations	126,509	(68,574)	214,066	(86,655)

Other income (expense)
Unrealized gain (loss) on investments in precious metals	77,486	(21,556)	257,570	(47,532)
Interest expense	(1,368)	(1,443)	(4,182)	(4,329)
Interest expense related party	(1,666)	(161)	(3,669)	(1,775)
Loss on settlement of related party debt	-	-	-	(123,600)
Total other income (expense), net	74,452	(23,160)	249,719	(177,236)

Income (loss) before provision for income taxes	200,961	(91,734)	463,785	(263,891)

Provision for income taxes	-	-	-	-

Net income (loss)	$200,961	$(91,734)	$463,785	$(263,891)

Income (loss) per share – basic and diluted	$0.04	$(0.02)	$0.09	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	5,257,730	5,021,857	5,101,055	4,892,069

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements

SUNSTOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022 (audited)	-	$-	4,815,857	$481	$67,053,289	$(65,915,978)	$1,137,792

Net loss	-	-	-	-	-	(11,646)	(11,646)

Balance at March 31, 2023 (unaudited)	-	$-	4,815,857	$481	$67,053,289	$(65,927,624)	$1,126,146

Issuance of common stock for related party notes payable	-	-	206,000	21	226,580	-	226,601
Net loss	-	-	-	-	-	(160,511)	(160,511)
Balance at June 30, 2023 (unaudited)	-	$-	5,021,857	$502	$67,279,869	$(66,088,135)	$1,192,236

Net loss	-	$-	-	$-	$-	$(91,734)	$(91,734)

Balance at September 30, 2023 (unaudited)	-	$-	5,021,857	$502	$67,279,869	$(66,179,869)	$1,100,502

Balance at December 31, 2023 (audited)	-	$-	5,021,857	$502	$67,279,869	$(65,910,092)	$1,370,279

Net income	-	-	-	-	-	1,380	1,380

Balance at March 31, 2024 (unaudited)	-	$-	5,021,857	$502	$67,279,869	$(65,908,712)	$1,371,659

Net income	-	-	-	-	-	261,444	261,444

Balance at June 30, 2024 (unaudited)	-	$-	5,021,857	$502	$67,279,869	$(65,647,268)	$1,633,103

Issuance of common stock for related party notes payable	-	-	1,085,016	109	139,641	-	139,750
Net income	-	-	-	-	-	200,961	200,961

Balance at September 30, 2024 (unaudited)	-	$-	6,106,873	$611	$67,419,510	$(65,446,307)	$1,973,814

The accompanying notes are an integral part of the unaudited condensed and consolidated financial statements.

SUNSTOCK, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$463,785	$(263,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Unrealized (gain) loss on investment in precious metals	(257,570)	47,532
Depreciation	167	166
Loss on settlement of related party debt	-	123,600
Changes in operating assets and liabilities
Inventories – coins	(330,503)	(91,238)
Prepaid expenses	(1,841)	(10,218)
Accounts payable and accrued expenses	30,695	91,754
Net cash used in operating activities	(95,267)	(102,295)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Payments on SBA loan	(439)	-
Proceeds from loan – related parties	97,674	103,685
Net cash provided by financing activities	97,235	103,685

Net change in cash	1,968	1,390
Cash, beginning of period	13,790	16,691
Cash, end of period	$15,758	$18,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in exchange for related party debt	$139,750	$103,000

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

The accompanying condensed and consolidated balance sheet at December 31, 2023, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or any future periods.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2024 and December 31, 2023.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

INVENTORY - COINS

The Company acquires collectible coins from both companies and individuals and then marks them up for resale. The inventory is recorded at lower of cost or market or net realizable value. Inventory can fluctuate in relation to when it is purchased and when it is sold. Collectible coins inventory was $1,603,502 at September 30, 2024 compared to $1,272,999 at December 31, 2023.

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

INVENTORY – PRECIOUS METALS

Inventories of precious metals and coins held for investment at September 30, 2024 include $1,072,144 of gold and silver bullion and bullion coins and $814,574 at December 31, 2023 and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources such as Kitco and Apmex. The Company’s inventory is subsequently recorded at fair market values on a quarterly basis. The fair value of the inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventories are classified in Level 1 of the valuation hierarchy as defined later in this section. The Company has continuously experienced a shortage of cash and has had significantly past due obligations. While the Company’s preference is to hold the silver and gold bullion to achieve long-term gains, the bullion is available to pay current obligations should the Company not be able to raise cash through issuance of stock or notes payable. Thus, the Company believes that including the gold and silver bullion in current assets under inventory is appropriate.

INVENTORY – PRECIOUS METALS (CONTINUED)

The change in fair value of the precious metals was included in the financial statements herein as recorded on the Company’s Statements of Operations as an unrealized gain in precious metal of $77,486 for the three months ended September 30, 2024, an unrealized loss of $21,556 for the three months ended September 30, 2023, an unrealized gain of $257,570 for the nine months ended September 30, 2024, and an unrealized loss in precious metals of $47,532 for the nine months ended September 30, 2023.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are amortized at the lesser of the useful life of the asset or the lease term.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the nine months ended September 30, 2024 and 2023. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at September 30, 2024 and December 31, 2023.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The Company had no potential common shares as of September 30, 2024 and September 30, 2023.

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

At September 30, 2024 and December 31, 2023, the Company’s financial instruments include cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses. The carrying amount of cash, precious metals inventory, coins inventory, SBA loan, and accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Inventory – precious metals is at fair value measured under the Level 1 category.

PRINCIPLES OF CONSOLIDATION

We consolidate entities that we control due to ownership of a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The Company has not posted annual operating income since inception. It has an accumulated deficit of $65,446,307 as of September 30, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	September 30, 2024	December 31, 2023
Furniture and equipment	$58,460	$58,460
Less – accumulated depreciation	(58,424)	(58,257)
	$36	$203

Depreciation expense for the three months ended September 30, 2024 and 2023 was $55 and $55, respectively, and for the nine months ended September 30, 2024 and 2023 was $167 and $166, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2024	December 31, 2023
Accrued court decision	$338,171	$338,171
Accrued consultant fees	134,425	133,649
Accrued audit fees	37,121	14,934
Accrued dividends – preferred stock	36,326	36,326
Accrued interest payable	24,390	20,208
Accrued interest payable related party	-	12,726
Other accrued expenses	8,800	8,919
	$579,233	$564,933

NOTE 5 - RELATED PARTY ACTIVITY

During the nine months ended September 30, 2024, the Company was provided loans totaling $97,674 by the Company’s chief executive officer. The loans bear interest at 6% per annum. There was no accrued interest at September 30, 2024.

During the nine months ended September 30, 2024, the Company issued 1,085,016 shares of common stock with a fair value of $139,750 to the Company’s chief executive officer in exchange for $123,355 in loan principal and $16,395 in accrued interest.

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

As of September 30, 2024, the Company had $36,326 in accrued dividends on preferred stock, of which $19,141 was due to the Company’s chief executive officer.

The following table is a summary of the activity for Loans payable- related parties principal for the nine months ended September 30, 2024 and September 30, 2023:

Balance at 12/31/2022	$6,000
Loan advances	103,685
Loan principal converted to common stock	(97,480)
Balance at 09/30/2023	$12,205

Balance at 12/31/2023	$25,681
Loan advances	97,674
Loan principal converted to common stock	(123,355)
Balance at 09/30/2024	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases space for Mom’s Silver Shop. The lease was for five years and began in October 2018 and ran through September 2023. The lease called for payments of $1,305.60 per month for the first year, with a 3% increase per year for years two through five. The lease expired in September 2023 and the Company operated on a month-to-month lease until a new lease was signed on February 16, 2024. The new lease is through January 31, 2026 and calls for $1,469 per month from November 2023 through January 2024, $0 for February 2024 (February 2024 rent is allocated equally in the March 2024 through January 2026 rent), $1,628 per month from March 2024 through January 2025, and $1,673 per month from February 2025 through January 2026. 4.95% was used in the calculation of the present value of the right of use lease asset and liability.

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

NOTE 7 – SBA LOAN

In June 2020, the Company received a $150,000 loan (less $100 expense) from the Small Business Administration (“SBA”). The loan is for thirty years, interest is 3.75% per annum, and payments of $731 are monthly beginning twenty-four months after closing. Per discussion with the SBA, the Company made payments of $73 in each of April, May, June, July, August, and September 2024. The SBA will then assess the Company’s loan and inform the Company as to how much following payments should be and the frequency.

Remaining Loan Payments
2024	$2,235
2025	8,940
2026	8,940
2027	8,940
2028	8,940
thereafter	211,162
Total remaining loan payments	249,157
Less: imputed interest	(99,596)
Total loan liability	149,561
Less: current portion	(3,148)
Long term loan liability	$146,413

Weighted average remaining loan term	27.9 years

NOTE 8- STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 of preferred stock.

During the nine months ended September 30, 2024, the Company issued 1,085,016 shares of its common stock to its chief executive officer for the conversion of $123,355 of related party notes payable and $16,395 of accrued interest related party.

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

Going Concern

The Company has not posted operating income and has not generated cash from operations since inception. It has an accumulated deficit of $65,446,307 as of September 30, 2024. The Company did not generate cash flow from operations for the nine months ended September 30, 2024 and the year ended December 31, 2023. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Discussion of the Three Months ended September 30, 2024 and 2023

The Company generated revenues during the three months ended September 30, 2024 of $2,998,619 as compared to $3,003,336 in revenues posted for the three months ended September 30, 2023. The decrease in revenues is due to less sales days in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

For the three months ended September 30, 2024 and 2023, cost of sales were $2,845,117 and $2,971,787, respectively, which decrease was driven by less sales days in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as disclosed above. Professional fees increased to $19,539 from $15,353 for the three months ended September 30, 2024 and 2023, respectively. Lawsuit judgment expense was $0 and $77,863 for the three months ended September 30, 2024 and 2023, respectively. Other operating expenses increased to $7,454 from $6,907 for the three months ended September 30, 2024 and 2023, respectively.

Interest expense was $1,368 and $1,443 for the three months ended September 30, 2024 and 2023, respectively. Interest expense related party increased to $1,666 for the three months ended September 30, 2024 from $161 for the three months ended September 30, 2023.

Unrealized gain on investments in precious metals was $77,486 for the three months ended September 30, 2024 compared to an unrealized loss of $21,556 for the three months ended September 30, 2023 due to a greater increase in the price of bullion.

During the three months ended September 30, 2024, the Company posted a net income of $200,961 as compared to a net loss of $91,734 for the three months ended September 30, 2023. Such change is primarily related to higher gross profit in 2024, a lawsuit judgment in 2023, and an unrealized gain on investments in precious metals in 2024 as compared to an unrealized loss in 2023.

Discussion of the Nine Months ended September 30, 2024 and 2023

The Company generated revenues during the nine months ended September 30, 2024 of $6,287,496 as compared to $9,501,467 in revenues posted for the nine months ended September 30, 2023. The decrease in revenues is due to the CEO having surgery early in the first quarter 2024 and not returning to work until April 13, 2024.

For the nine months ended September 30, 2024 and 2023, cost of sales were $5,936,622 and $9,389,237, respectively, which decrease was driven by the CEO being unable to work during most of the first quarter 2024 as disclosed above. Professional fees increased to $117,119 from $97,634 for the nine months ended September 30, 2024 and 2023, respectively. Lawsuit judgment expense was $0 and $77,863 for the three months ended September 30, 2024 and 2023, respectively. Other operating expenses decreased to $19,689 from $23,388 for the nine months ended September 30, 2024 and 2023, respectively.

Interest expense was $4,182 and $4,329 for the nine months ended September 30, 2024 and 2023, respectively. Interest expense related party increased to $3,669 for the nine months ended September 30, 2024 from $1,775 for the nine months ended September 30, 2023.

Unrealized gain on investments in precious metals was $257,570 for the nine months ended September 30, 2024 compared to an unrealized loss of $47,532 for the nine months ended September 30, 2023 due to a greater increase in the price of bullion.

Loss on settlement of related party debt was $0 and $123,600 for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, the Company posted a net income of $463,785 as compared to a net loss of $263,891 for the nine months ended September 30, 2023. Such change is primarily related to higher gross profit in 2024, a lawsuit judgment in 2023, an unrealized gain on investments in precious metals in 2024 as compared to an unrealized loss in 2023, and a loss on settlement of related party debt in 2023.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $15,758 in cash and $2,675,646 in inventory of precious metals and coins compared to $13,790 in cash and $2,087,573 in inventory of precious metals and coins at December 31, 2023.

Net cash used in operating activities totaled $95,267 during the nine months ended September 30, 2024 as compared to net cash used in operating activities of $102,295 during the nine months ended September 30, 2023. Consolidated net income was $463,785 for the nine months ended September 30, 2024 as compared to consolidated net loss of $263,891 for the nine months ended September 30, 2023. Explanation of the difference between these nine months of 2024 and 2023 are explained above in the results of operations of the Company.

Changes in the adjustments to reconcile net income (net loss) for the nine months ended September 30, 2024 and 2023, respectively, consist of unrealized gain or loss on investment in precious metals, loss on settlement of related party debt, and depreciation.

Unrealized gain on investment in precious metals was $257,570 for the nine months ended September 30, 2024 and unrealized loss on investment in precious metals was $47,532 for the nine months ended September 30, 2023. Deprecation was $167 and $166, respectively, for the nine months ended September 30, 2024 and 2023. Loss on settlement of related party debt was $0 and $123,600, respectively, for the nine months ended September 30, 2024 and 2023.

Changes in assets and liabilities for inventories, prepaid expenses, and accounts payable and accrued expenses totaled a decrease of $301,649 for the nine months ended September 30, 2024 and a decrease of $9,702 for the nine months ended September 30, 2023.

No cash was used in investing activities for the nine months ended September 30, 2024 and 2023, respectively.

Net cash provided by financing activities was $97,235 for the nine months ended September 30, 2024 and net cash provided by financing activities was $103,685 for the nine months ended September 30, 2023, both primarily from notes payable related party.

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

As of September 30, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

Material Weaknesses:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

1.the Company has an inadequate number of personnel that could accurately and timely record and report the Company’s consolidated financial statements in accordance with US GAAP.

2. the Company does not perform formal risk assessments over financial reporting and does not evaluate its internal control processes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, the Company issued 1,085,016 unregistered securities.

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

SUNSTOCK, INC.

Dated November 20, 2024	By:	/s/ Jason C. Chang
Jason C. Chang
President, Chief Executive Officer, Chief Financial Officer

Dated November 20, 2024	By:	/s/ Ramnik Clair
Ramnik Clair
Vice President, Board Member

